Form 10QSB/A
period 1997-06-30
GOLDEN PANTHER RESOURCES LTD
filed 1997-09-26
CIK 786129

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              AMENDMENT NO. 1 TO
                                 FORM 10-QSB


(Mark One)
    [X]Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1997.

    [ ]Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .


    Commission file number:  33-2150-LA


                        GOLDEN PANTHER RESOURCES, LTD.
       (Exact name of small business issuer as specified in its charter)


              Nevada                                    95-3932052
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

#211, 1111 W. Hastings Street, Vancouver Canada           V6E 2J3
   (Address of principal executive offices)              (Zip Code)


                                (604) 689-5377
                         (Issuer's telephone number)


    Check whether the issuer: (1) filed all reports required to be filed by
    Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes XX     No

    The number of shares of the issuer's common stock (par value $0.001 per share) outstanding as of June 30, 1997, were 16,311,990 shares.


                           GOLDEN PANTHER RESOURCES, INC.
                         (formerly Applied Technology, Inc.)

                            (A Development Stage Company)

                         INTERIM CONSOLIDATED BALANCE SHEET
                                    (Unaudited)

                                                June 30            March 31
                                                  1997               1997
ASSETS
        Current
                Cash                            $ 50,862           $   -
                Accounts receivable                7,277               -
                Prepaid expenses and other        94,364               -
                                                 152,503               _

MINERAL PROPERTIES AND DEFERRED
     EXPENDITURES (Note 2)
                                               4,759,308               -
FIXED ASSETS, net of accumulated
depreciation of $9,595                            70,078               -

TOTAL ASSETS                                  $4,981,889           $   -


LIABILITIES AND SHAREHOLDERS' EQUITY

        Current liabilities
          Accounts payable and accrued
          liabilities                         $  178,713           $   -
          Due to related parties               1,027,981               -

TOTAL CURRENT LIABILITIES                      1,206,694               -

ADVANCES PAYABLE                                 205,510               -

SHAREHOLDERS' EQUITY

        Common share capital
          Authorized shares - 50,000,000
          at $0.001 per share
          Issued and outstanding shares -
          16,311,990                          13,403,397             9,519,397
          Stock subscription receivable            -                  (220,000)
          Deficit accumulated during
          the development stage               (9,833,712)           (9,299,397)

TOTAL SHAREHOLDERS' EQUITY                     3,569,685                  -

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $4,981,889             $    -


                         GOLDEN PANTHER RESOURCES, LTD.
                      (formerly Applied Technology, Inc.)

                         (A Development Stage Company)

            INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                    ACCUMULATED DURING THE DEVELOPMENT STAGE
                                  (Unaudited)

                                                                Cumulative
                                  Three Months      Year Ended    During
                                     Ended           March 31,  Development
                                 June 30, 1997         1997        Stage
EXPENSES
        Depreciation                   $    4,234  $     -       $    -
        Consulting                         11,756        -            -
        Management fees                    90,000        -            -
        Professional fees                 224,428        -            -
        Travel                             94,227        -            -
        Office and general                109,670        -            -
                                          534,315        -            -
LOSS FROM DISCONTINUED OPERATIONS            -        256,768     9,299,397

NET LOSS                                  534,315     256,768     9,299,397

ACCUMULATED DEFICIT, beginning of
     period                             9,299,397   9,042,629         -

ACCUMULATED DEFICIT DURING THE
  DEVELOPMENT STAGE at the end of
  the period                           $9,833,712  $9,299,397    $9,299,397

NET LOSS PER COMMON SHARE              $  (0.04)   $  (0.83)


                        GOLDEN PANTHER RESOURCES, LTD.
                     (formerly Applied Technology, Inc.)

                         (A Development Stage Company)

                        INTERIM STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                From Inception
                                Three Months      12 Months        Through
                                June 30, 1997   March 31, 1997   June 30, 1997
CASH FLOW FROM OPERATING
  ACTIVITIES
     Net loss                   $  (534,315)    $  (256,768)    $(10,083,712)
     Adjustments to reconcile
     net loss to net cash used
     by operating activities:
       Depreciation                   4,234             -              4,234
       Contributed capital for
       expenses                         -            18,036           18,036
       Loss on discontinued
       operations                       -               _          6,914,631
       Stock issued for services    470,000             -          2,836,730
       Increase in deferred
       compensation                                 281,250             -
       Decrease in accounts
       receivable                    26,716             -             26,716
       Decrease in prepaid
       expenses                      13,396             -             13,396
       Increase (decrease)
       accounts payable              38,206         (42,518)          38,206
     Net cash from operating
     activities                      18,237             -           (231,763)

INVESTING ACTIVITIES
     Mineral property and deferred
     expenditures                  (586,741)            -           (336,741)
     Net liabilities, excluding
     cash on acquisition of
     subsidiary                     526,902             -            526,902
     Goodwill on consolidation   (3,275,488)            -         (3,275,488)
                                 (3,335,327)            -         (3,085,327)

FINANCING ACTIVITIES
     Increase in amounts due to
     related parties                67,952              -             67,952
     Decrease in advances payable (334,000)             -           (334,000)
     Stock issued for acquisition
     of subsidiary               3,000,000              -          3,000,000
     Stock issued for property     300,000              -            300,000
     Stock issued for debt         334,000              -            334,000
                                 3,367,952              -          3,367,952

INCREASE IN CASH                    50,862              -             50,862

CASH, BEGINNING OF PERIOD               -               -               -

CASH, END OF PERIOD             $   50,862         $    -         $   50,862


                        GOLDEN PANTHER RESOURCES, LTD.
                     (formerly Applied Technology, Inc.)

                        (A Development Stage Company)

               NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997

ORGANIZATION AND HISTORY

Golden Panther Resources, Ltd. (the Company) was originally incorporated as Thermacor Technology, Inc. on September 21, 1984 under the laws of the State of Nevada. The purpose of the business was to exploit the technology found in patents for use in the area of portable and lightweight cooling garments for use in high temperature environments. In May 1994, AOL (a private corporation organized under the law of England and Wales) recapitalized and transferred all of the outstanding common stock to the Company. The Company changed its business purpose to engaging in the design, development, and refining of object-oriented technology designed to simplify the work of computer programmers in developing computer software. The wholly-owned subsidiary was disposed of during December, 1995 and all operations ceased. On March 26, 1997, the Company changed its name to Golden Panther Resources, Ltd. On April 2, 1997 the Company acquired all the outstanding shares of Golden Panther Resources Ltd., a company incorporated in Canada in exchange for the issue of 3,000,000 common stock of the Company. Golden Panther Resources Ltd. (Canada) is engaged in the exploration of mineral properties in Indonesia, Mexico and the Philippines.

  Basis of Operations

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements are presented in accordance with the instructions to Form 10-QSB and Article 10 of Regulation S-X of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998.

Loss Per Share

The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The nature of the Company's operations result in significant expenditures for the acquisition and exploration of properties. The recoverability of the carrying value of the mineral properties and deferred expenditures is dependent upon a number of factors including the existence of recoverable reserves, the ability of the Company to obtain financing to renew leases to make option payments and continue exploration and development and the discovery of economically recoverable reserves.

Management's assessment of the net realizable value of the mineral properties and deferred expenditures requires considerable judgment and estimates could change significantly in the near term.

MINERAL PROPERTIES AND DEFERRED EXPENDITURES

By a Memorandum of Understanding dated May 14, 1996 between the subsidiary Company and PT. Pertiwi Kencana Abadi ("PKA"), the Company commenced exploration activities on the Kutai property in East Kalimantan, Indonesia. Under the agreement, the Company has the right to acquire an 80% interest in the mineral property for consideration of $700,000 and the issue of 200,000 shares. The Company may purchase an additional 10% interest for $5,000,000.

In addition, the Company entered into a joint venture agreement with PKA in August 1996 to develop and exploit the Kutai property. Under this agreement the Company will own 80% of the issued capital of the joint venture company to be formed.

                                        June 30 1997    March 31 1997
Mineral properties
        Acquisition cost
          Cash                          $  700,000      $       -
          Shares                           450,000              -
          Finders fee                      100,000              -
          Excess of purchase price over
          net assets on acquisition of
          subsidiary, attributed to mineral
          properties (Note 3)            3,275,488              -
                                         4,525,488              -
          Deferred exploration
          expenditures                     233,820              -
                                        $4,759,308      $       -

ACQUISITION OF SUBSIDIARY

On April 2, 1997, the Company acquired all of the issued and outstanding share capital of Golden Panther Resources Ltd., incorporated in British Columbia, Canada. The consideration totalled $3,000,000 and was paid by the issuance of 3,000,000 common shares of the Company.

The acquisition has been recorded using the purchase method of accounting.

The excess of consideration over the net assets acquired has been attributed to mineral properties.

Assets acquired
     Cash                               $  251,414
     Current assets                        141,753
     Fixed assets                           74,312
     Mineral properties                    897,079
     Current liabilities                  (140,507)
     Advances payable                     (539,510)
     Due to related parties               (960,029)
                                          (275,488)
     Consideration                      (3,000,000)
     Excess of consideration over net
     assets acquired (Note 2)           $3,275,488

SHARE CAPITAL

During the period the Company issued the following shares:

                                             Number of Shares       Amount
For acquisition of subsidiary                   3,000,000        $3,000,000
For mineral properties                            450,000           450,000
For finders fee on mineral property acquisition   100,000           100,000
For payment of advances                           453,000           334,000
                                                4,003,000         3,884,000

RELATED PARTY TRANSACTIONS

During the three months ended June 30, 1997, the Company:

a) Issued 250,000 common shares to a director for guaranteeing the funding of the property acquisition payments and foregoing any future claims against the Company with respect to expenses incurred by the director during the acquisition phase.

b)  Paid management fees of $72,000 to a company controlled by directors.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction and Plan of Operation

On February 20, 1997, Golden Panther Resources, Ltd., previously known as
Applied Technology, Inc., a Nevada corporation, entered into a letter of intent with Golden Panther Resources, Ltd., a Canadian corporation, whereby the Company would acquire 100% of the outstanding common stock of GPR in exchange for 3,000,000 shares of the Company's common stock (the "Acquisition").

On March 26, 1997, the Company held a Special meeting of Shareholders at 3233
Donald Douglas Loop South, Suite D, Santa Monica, California 90405, to approve the Acquisition. At the Special Meeting, the Shareholders were also asked to approve Amendment of the Company's Articles of Incorporation: (a) changing the authorized number of shares of common stock from 15,000,000 at $0.001 par value to 50,000,000 shares at $0.001 par value; and (b) changing the Company's name to "Golden Panther Resources, Ltd."

The Shareholders were also asked to elect the following persons as members of the Company's Board of Directors: Penny Perfect, John Pinkney and Katharine
Johnston.

Each of the foregoing proposals were approved by the shareholders at the Special Meeting with a majority percentage in excess of eighty percent (80%) of the total outstanding shares.

The Acquisition was consummated on April 1, 1997 pursuant to an Acquisition and Plan of Reorganization.

Golden Panther Resources, Ltd. (hereinafter referred to as "GPR" or "the
Company" is an internationally diversified natural resource company with gold exploration and development interests in Indonesia and options on mineral properties in the Philippines, Mexico, and Brazil.

Founded in 1995, in the Province of British Columbia, Canada for the purpose of exploring, developing and producing precious metals especially gold on an international basis, GPR is a Nevada based company with operations in Canada, Indonesia and Mexico. In 1996, GPR began a long-term strategy to aggressively acquire and develop a diversified portfolio of mineral properties in Indonesia and other parts of South-East Asia.

The acquisition of the current property holdings was realized through the combination of cash and the issuance of new shares of restricted common stock.
There is no provision to issue further shares for these properties in the event of any discoveries or successful production of the desired resource. The
Company's normal business strategy is to combine mineral properties with high potential for large scale deposits with an experienced exploration team and then seek operational expertise and financial strength from a major partner.

The Company is registered under the United States Securities and Exchange Act and its stock trades on the NASD over-the-counter Electronic Bulletin Board in the United States of America under the symbol GPRX.

Liquidity and Capital Requirements

GPR's financial performance is dependent on many external factors. World prices and markets for oil, gas, metals, and minerals are cyclical, difficult to predict, volatile, subject to governmental pricing or controls, and they respond to changes in domestic and international political, social and economic environments. In fact, the world market price for gold has recently dropped to a 12 year low and has only recovered minimally in the past month.
In addition, the Company notes that the North American junior mining industry has been dealt several blows to its credibility over the past few months. At least three junior mining companies have admitted to serious discrepancies with their published results on core samples and the results obtained from independent mining consultants.

Given the current period of skittish investors for junior mining companies combined with the apathetic viewpoint of gold exploration and the particular distaste for Indonesia in general, the availability of funds for gold projects
such as GPR's are literally non-existent.   This temporary situation prompted
the management of GPR to severely slash overhead costs in Indonesia even though an independent mining consultant firm, Watts, Griffis and McOuat Limited of
Toronto, Canada stated "that Golden Panther has acquired a land package in
West Sumatra and East Kalimantan that has a high potential for gold discoveries"
( report dated January 28th, 1997). The Company's management felt it was in the best interests of the Company to focus its attentions on acquiring projects in the base minerals industry that were already in cash flow.

As at June 30, 1997 the Company entered into active negotiations to acquire a copper project in Mexico, in fact, the Company has provided the owner of the property with a Letter of Intent to acquire 100% of the properties and the
assets of the milling operations.   On August 1st, 1997 the Company and project
owner executed the Letter of Intent, which contemplates a two year period during which the Company would acquire a 100% interest in the project through various performance requirements.

The Company will have 90 days to complete its due diligence and then it will be required to spend up to $2 million (U.S.) over the next 24 months in addition to some property payments. The property payments will, for the most part, be offset by the Company's receipt of an escalating percentage of the operating revenues from the milling operation. To fund the planned operations for the next twelve months and to pay for the exploration on the copper project, the Company will be required to raise additional capital. Although the Company has no firm commitments for this financing as of yet, management does have verbal assurances of financing from two separate parties upon execution of the Letter of Intent for the Mexican copper project.

Results of the Three Months Ended June 30, 1997 Cannot Be Compared to the Three
Month Period Ended June 30, 1996

GPR operated as a private company for the comparison period while the trading company was not operating during such period. Neither Company earned any revenue during this period of time and the trading company had no losses or expenses during that time.

The total cost of revenues during this period increased compared to the same period last year due to the substantial increase in costs associated with operating the business acquired through the merger with Golden Panther
Resources, Ltd. of Canada and increased legal, administrative and other expenses related to the Company's efforts to raise capital and acquire
additional assets and operations.   General and administrative expenses, plus
and investment banking services of $220,000, for the quarter ended June 30,
1997 were a total of $534,315.  Such general and administration costs and investment banking serivces were paid in connection with the aforementioned acquisition and the Company's efforts to raise capital and acquire further assets and operations.  These costs are expected to rise significantly during the 1998 fiscal year as the Company carries out its strategy of operating its mining operations, acquiring new mining operations and exploring additional mining properties (see "Plan of Operation" above).

Net loss for the quarter ended June 30, 1997 was $534,315.

Impact of Inflation and Currency Fluctuations

Inflation may affect the operations of GPR by its effect on the price of gold currently is at record lows. GPR's current operations span four continents:
United States, Canada, Indonesia, and Mexico. Since almost all of GPR's business is conducted in U.S. currency, the strength or weakness of the U.S.
dollar against the Canadian dollar, the Mexican peso, and the Indonesian rupiah could affect the long-term planning of the Company.

                                  PART II

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  None.

(b)  Reports on Form 8-K.  A Form 8-K was filed during the quarter ending June 30, 1997 by the Company.
The report was filed with regards to the Acquisition discussed above.  No pro forma financial statements were filed at that time but the Company intends to file such statements with an amendment to such Form 8-K at approximately the same time this 10-QSB is filed with the Commission.

                                SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed
on its behalf by the undersigned, thereunto duly authorized, this           th day of August, 1997.

                                    Golden Panther Resources, Ltd.



      Date: August 19, 1997         By: KATHARINE JOHNSTON
                                        Secretary

