Form 10QSB
period 1995-12-31
GOLDEN PANTHER RESOURCES LTD
filed 1997-11-17
CIK 786129

SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

     FORM 10-QSB


(Mark One)
   [X]     Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended DECEMBER 31, 1995.

   [  ]     Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ___________________ to
_________________.


     Commission file number:  33-2150-LA


       APPLIED TECHNOLOGY, INC.
     (Exact name of small business issuer as specified in its charter)


     Nevada
95-3932052   (State or other jurisdiction
of                                           (I.R.S. Employer
incorporation or organization)
Identification No.)


4212 Highland Drive, Salt Lake City, Utah                       84124
(Address of principal executive offices)             (Zip Code)


           (801) 272-2457
     (Issuer's telephone number)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such
shorter period that the registrant was required to file such reports), and
(2)
has been subject to such filing requirements for the past 90 days.

Yes                                        No XX

     The number of shares of the issuer's common stock (par value $0.001 per share) outstanding as of December 31, 1995 were 7,076,518 shares.

                          APPLIED TECHNOLOGY, INC. AND SUBSIDIARIES
                                (A Development Stage Company)
                     CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS

ASSETS



                         December 31,                    March 31,
Current Assets              1995                            1995

Cash                        $1,852                         $ 295,086
Certificate of
Deposit                        -                             477,375
Accounts Receivable         30,890                            50,280
  Current portion of notes
  receivable from related
   party - Note 3          431,645                           381,445
Total Current Assets       464,387                         1,204,186

Property and Equipment

Equipment                   52,456                            48,829
  Vehicles - Note 4           -                              144,750
                            52,456                           193,579
  Less - Accumulated
   depreciation            (12,923)                          (4,028)
Net Property and Equipment  39,533                           189,551

Other Assets
  Capitalized software development
  costs, net of accumulated
  amortization of $223,759
  - Note 2                1,860,256                        1,944,876
  Long-term portion of notes
  receivable from related
  party - Note 3          1,139,340                        1,214,540

    Total Other Assets    2,999,596                        3,159,416

TOTAL ASSETS             $3,503,516                       $4,553,153

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accrued expenses         $136,194                         $197,263
  Short term note payable
  - Note 4                    0                              475,000
  Notes payable to related
  parties - Note 4            0                              144,750
Total Current Liabilities   136,194                          817,013

Stockholders' Equity (Deficit)
 Common stock - $.001 par value;
   15,000,000 shares authorized;
   7,076,518 shares issued and
   outstanding at 12/31/95 and
   at 03/31/95                7,076                           7,076
 Additional paid in
   capitaL                9,274,285                         9,274,285
 Notes receivable from
   shareholders          (3,586,350)                       (3,585,350)
 Deferred compensation     (941,964)                         (941,964)
 Cumulative translation
   adjustments - Note 2      36,898                            36,898
 Accumulated deficit     (1,460,223)                       (1,053,805)
Total Stockholders
 Equity (Deficit)        $3,329,722                         $3,737,140

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY     $3,465,916                         $4,554,153

                   APPLIED TECHNOLOGY, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                            Three Months Ended         Nine Months Ended
                           Dec. 31,    Dec. 31,       Dec. 31,    Dec. 31,
                           1995        1994           1995        1994

Net revenue               $2,648      $1,000,000      3,207      2,021,000
Cost of revenue                0          87,794          0      1,380,589
Gross Profit (loss)        2,648         912,206      3,207      1,882,941
General and administrative
  expenses               134,817         241,832    372,025       514,840
   Operating  (loss)    (132,169)        670,374   (368,818)    1,368,101

Other income (expense):
 Interest (expense)           0          (3,100)          0       (4,650)
 Prior period adjustment (37,600)      (361,250)          0     (361,250)
Total Other (Expenses)   (37,600)      (364,350)          0     (365,900)

Net (Loss) Before
 discontinued operations (169,769)      306,024    (368,818)   1,002,201
Prior Period Adj. -
 change in depreciation.      --        146,324
Net (loss)              $(169,769)     $452,348    (368,818)   1,002,201

Net (Loss) per weighted
 average shares of common
 stock outstanding         $(0.02)        $0.06       (0.05)        0.14

Weighted average shares
   outstanding          7,076,518     7,079,780    7,076,518   7,054,705

                     APPLIED TECHNOLOGY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                               Nine Months Ended

                                     December 31,       December 31,
                                        1995                1994

Net income (loss)                   $(132,169)        $  1,002,201
  Adjustments to reconcile net
  (loss) to net cash provided
  (used) by operating activities:
         Depreciation - Equipment       4,455              119,914
         Depreciation - Software      109,685                    0

                                      114,140              119,914
  (Increase) decrease in:
    Accounts receivable                60,009              (57,221)
    Accounts receivable-related
     parties                           25,000                    0
    Accounts payable and accrued
     expenses                         (61,782)           1,245,224
    Note Receivable and
     receivable                         2,375           (2,000,000)
                                       25,602             (811,997)

  NET CASH PROVIDED (USED)
   BY OPERATING ACTIVITIES              7,573              310,118

CASH FLOWS FROM INVESTING
  ACTIVITIES

  Notes Receivable-stock
   purchases                                0             4,338,000
  Non cash purchase of assets               0               400,000
  Payments on notes receivable              0              (611,602)
  Purchase of software development    (50,560)           (1,755,889)
  Purchase of property and equipment   (2,065)               (6,395)

NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                (52,625)            2,364,114

CASH FLOWS FROM FINANCING
ACTIVITIES

  Proceeds from Equity transactions          0           (2,641,605)

NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES                       0           (2,641,605)

NET INCREASE (DECREASE) IN CASH        (45,052)              32,627

CASH AT BEGINNING OF PERIOD             46,904                   33

CASH AT END OF PERIOD                   $1,852              $32,660

                  APPLIED TECHNOLOGY, INC. AND SUBSIDIARIES
                       (A Development Stage Company)
       CONSOLIDATED UNAUDITED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                                  Nine Months Ended
                                   December 31, 1995

                                                Additional
                             Common Stock       Paid-in        Retained
                           Shares      Amount   Capital        Deficit

Balances - 3/31/95      7,076,518      $7,076   $9,274,285   $(1,053,805)

        Net (Loss)              0           0            0      (236,649)

Balances - 6/30/95      7,076,518      $7,076   $9,274,285   $(1,290,454)

          Net (Loss)            0           0            0      (169,769)

Balances - 9/30/95      7,076,518      $7,076   $9,274,285   $(1,460,223)

           Net (Loss)           0           0            0      (169,769)

Balances - 12/31/95     7,076,518      $7,076   $9,274,285   $(1,629,992)

           APPLIED TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.     Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions on Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should therefore be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for fiscal year ended March 31, 1995. These statements include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for the full year, ending March 31, 1996.

2.  Accounting Policies

Since its inception, Applied Objects, Ltd., a wholly-owned subsidiary of Applied Technology, Inc., has been designing, developing and refining object-oriented technology designed to simplify the work of computer programmers in developing computer software. The Company accounts for software development cots in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Costs incurred in creating computer software products are charged to operations as research and development expense prior to the development of a detailed program design or working model. After the detailed program design and working model have been established, costs of producing products masters are capitalized as software development costs. Software production costs are recognized as cost of sales when the related sales are recognized. Costs of maintenance and customer support are recognized as expense when the related revenue is recognized or when those costs are incurred, whichever occurs first. Amortization of capitalized costs begins when the product sis released for sale to customers. Amortization is computed using the greater of (a) the ratio that current revenues from the software bear to current and estimated future revenues from the software or (b) the straight line method over the remaining estimated economic life of the software, which is presently estimated to be five (5) years. Unamortized costs are carried at the lower of cost or net realizable value.

The Company's primary functional currency is the British Pound. Foreign currency financial statement amounts are translated in United States Dollars on the basis of the year end rate for all assets and liabilities and the weighted average rate for the year for all income and expense amounts. Translation adjustments resulting therefrom are accumulated in the stockholders' equity section of the consolidated balance sheet.

3.  Notes Receivable from a Related Party

In November 1994, the Company sold to a shareholder a non-exclusive right to market, demonstrate, and distribute the Company's licensed software product limited to the Pacific Rim area through December 31, 2005, in exchange for notes receivable in the amount of $2,000,000. The Company has no obligation relating to the rights sold. The balances of the notes receivable at December 31, 1995 were as follows:

     Notes receivable from a company, interest accrues at 7.99% and 6.72%, monthly payments of $20,000 and $30,000 beginning December 1994 through December 1999 and 1997, respectively.

                                                    1,595,985
               Less Current Portion                  (419,045)

               Total Long-Term Notes Receivable    $1,176,940

4.  Notes Payable

In conjunction with the acquisition of three vehicles in December 1994, the Company issued notes payable to certain officers/stockholders of the Company in the aggregate amount of $144,750. As of the date of this report, such transactions have been rescinded. Title to the vehicles were returned to the officer/stockholders and no payments were made on such notes.
A note payable to a bank, secured by a certificate of deposit held by the Company, in the amount of $475,000, was repaid during the current quarter by return of the certificate of deposit.

5.  Additional footnotes included by reference.

Except as indicated in the footnotes above, there has been no other material change in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1995. Therefore those footnotes are included herein by reference.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

     Applied Technology, Inc., a Nevada corporation ("ATI"), through its wholly-owned subsidiary, Applied Objects Ltd. ("AOL"), a private corporation organized under the laws of England and Wales, is engaged in the design, development and refining of object-oriented technology designed to simplify the work of computer programmers in developing computer software. A recapitalization was effected of AOL in May 1994 and as a result thereof the outstanding capital stock of AOL was transferred to ATI, certain intellectual property rights and equipment was transferred to AOL and AOL's principal executive officers received 1,000,000 shares of common stock of ATI and entered into long-term employment agreements with AOL. The term "Company" collectively refers to ATI and AOL, unless the context otherwise requires.

       The Company has been engaged in the development of discrete independent modules containing reusable programming language or objects which can be easily incorporated or plugged into operating systems and applications or other programs for the purpose of effecting time and effort economies for the programmers. In 1990, the Company completed research and development of the Technology. In the early part of 1994, the Company initiated the recapitalization of AOL, which resulted in a change of management and consultants. In connection with such reorganization, the Company also acquired certain intellectual property rights that AOL had been developing. The Company, during the fiscal year ending March 31, 1995, completed the development of its product, entered into its first distribution agreement, commenced construction of its marketing and distribution structure and began searching for acquisitions.

     Previously, the Company has utilized the Technology in the development of an object warehouse whereby computer programmers and developers can access, browse and purchase object components from the warehouse through the Internet system of computer networks. Programmers use the components in the development of their own applications. The research and development phase of the Technology was completed in 1990, with the Company since such date engaged in the production of software product masters. Sales by AOL prior to the aforementioned recapitalization consisted principally of specifically designed software programs for business entities in Europe. The software and technology which such programs served as the basis for the completion of the Technology are now being marketed by the Company. During the fiscal year ended March 31, 1995, the Company's sole revenues were derived from the sale to Trade Holdings, Inc. for $2 million non-exclusive distribution rights to the Company's software technology in East Asia, the Pacific Rim, Australia, and New Zealand. At the time of the sale, THI also acquired 2,500,000 of the Company's common stock, representing 35.5% of the outstanding shares, for a promissory note of $3,750,000.

     As disclosed in its previous quarterly reports, the Company had developed a plan to market the Technology by carrying out three (3) strategic objectives: (1) marketing and sales of the Technology as a business application tool kit, along with other software programs offered by other companies, directly to various types of end-users through the Object
Warehouse located on the Internet; (2) licensing the Technology (a) to software manufacturers for deployment of components in their applications and
(b) for joint redevelopment of software users' internal applications through the use of the Technology; and (3) acquisition of other software companies that own or control the rights to software products that could be improved by the Technology. The first phase of the Object Warehouse was completed on May 4, 1995 as the first marketing of the Object Warehouse commenced through putting up a home page on the Internet. However, during quarter ended December 31, 1995, the Company's limited capital resources prevented it from completing its strategic objective. As a result, the Object Warehouse had to be dismantled and the Company ceased operations.

Plan of Operations

     The Company realized no revenue during the quarter ended December 31, 1995 and had no operations during that time.

                             PART II

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits.  There are no Exhibits attached to this Form 10-QSB.

(b)          Reports on Form 8-K.  None.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 10th day of October, 1997.



APPLIED TECHNOLOGY, INC.




By:


Name: W. Scott Lawler


Title:  Chief Operating Officer
(as of December 31, 1995)