Form 10QSB
period 1996-06-30
GOLDEN PANTHER RESOURCES LTD
filed 1997-11-17
CIK 786129

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                           FORM 10-QSB

(Mark One)
   [X]     Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended JUNE 30, 1996.

   [  ]     Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ___________________ to
_________________.

     Commission file number:  0-14869

       APPLIED TECHNOLOGY, INC.
     (Exact name of small business issuer as specified in its charter)

     Nevada                               95-3932052
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)


4212 Highland Drive, Salt Lake City, Utah               84124
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

Yes                                        No XX

     The number of shares of the issuer's common stock (par value $0.001 per share) outstanding as of June 30, 1996 were 7,076,518 shares.

                        APPLIED TECHNOLOGY, INC.
            CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                           JUNE 30, 1996

ASSETS


                          June 30  1996              March 31  1996

Current Assets

   Cash                   $     -                   $     -

Total Current Assets            -                         -

Other Assets

   Deferred Compensation     281,250                   281,250

Total Other Assets     $     281,250             $     281,250

TOTAL ASSETS           $     281,250             $     281,250

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

   Accounts Payable     $     42,518               42,518


Total Current Liabilities     42,518               42,518

Stockholders' Equity

Common stock - $001 par value:
15,000,000 shares authorized;
7,076,518 shares issued and
outstanding at 6/30/96
and at 03/31/96                7,076                7,076

Additional paid in capital  9,281,327           9,281,327

Accumulated deficit        (9,042,629)         (9,042,629)

Total Stockholders'
 Equity (Deficit)             238,732               238,732



TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY     $     281,250          $  281,250

                         APPLIED TECHNOLGIES, INC.

CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                     Three Months Ended
                           June 30, 1995               June 30, 1996

Net revenue                 $   559                      $     -

Cost of revenue                  -                             -
    Gross Profit (loss)     $     559                    $     -

General and administrative
expenses                    $ 237,208                    $     64,200

    Operating Profit (loss) $(236,649)                   $    (64,200)

Other income (expense):

    Interest (expense)          -                               -

Total Other Income (Expenses)       -                           -


     Net Income (Loss)     $(236,649)                    $   (236,649)


Net Gain (Loss) per weighted
average shares of common
stock outstanding          $   (0.03)                          (0.01)

Weighted average shares
outstanding                 7,076,518                       7,076,518


                         APPLIED TECHNOLGIES, INC.

        CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                       Three Months Ended

                             June 30, 1995            June 30, 1996

Net income (loss)           $     (236,649)          $     (62,400)

Adjustments to reconcile
net (loss) to net cash
provided (used) by operating activities:

          Depreciation - Equipment   4,440                   -
          Depreciation - Software  111,455                   -

                                   115,895                   -

(Increase) decrease in:

     Accounts receivable          (40,619)                   -
     Accounts receivable -
         related parties              -                      -
     Accounts payable and
         accrued expenses             713                    -

                                  (39,906)                   -


NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES          (160,660)               (62,400)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of software development     (85,960)               -

Purchase of property and equipment    (1,562)               -

NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES            (87,522)                 -

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from Equity transactions       -                   -

NET CASH PROVIDED (USED)
BY FINANCING ACTIVITIES                 -                   -

NET INCREASE (DECREASE) IN CASH     (248,182)               -

CASH AT BEGINNING OF PERIOD          295,086                -

CASH AT END OF PERIOD           $     46,904          $     -

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

Plan of Operations

     The Company realized no revenue during the quarter ended June 30, 1996.

                                 PART II

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits.  There are no Exhibits attached to this Form 10-QSB.
(b)          Reports on Form 8-K.  None.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 25th day of October, 1997.



  APPLIED TECHNOLOGY, INC.




By:


Name: W. Scott Lawler
Title:    Chief Operating Officer
(as of June 30, 1996)