Form 10QSB
period 1996-09-30
GOLDEN PANTHER RESOURCES LTD
filed 1997-11-17
CIK 786129

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                           FORM 10-QSB


(Mark One)
   [X]     Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1996.

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

Yes                                        No XX

     The number of shares of the issuer's common stock (par value $0.001 per share) outstanding as of September 31, 1996 were 7,076,518 shares.



                  APPLIED TECHNOLOGY, INC. AND SUBSIDIARIES
        CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS

SEPTEMBER 30, 1996

ASSETS

                                 September 30, 1996          March 31, 1996

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
7,076,518 shares issued and
outstanding at 9/30/96
and at 03/31/96                7,076                7,076

Additional paid in capital  9,281,327           9,281,327

Accumulated deficit        (9,042,629)         (9,042,629)

Total Stockholders'
 Equity (Deficit)             238,732               238,732

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY     $     281,250          $  281,250

APPLIED TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                    Three Months Ended               Six Months Ended

               Sept. 30, 1995  Sept. 30, 1996  Sept. 30, 1996  Sept. 30, 1995

Net revenue      $2,648        $     -         $     -         $1,021,000
Cost of revenue       -              -               -            196,589
Gross Profit (loss) 2,648            -               -            824,411
General and
administrative
expenses          134,817         62,400          124,800          273,008

Operating (loss) (132,169)       (62,400)        (124,800)         551,403

Other income (expense):
 Interest (expense)    -             -                -             (1,550)
   Prior period
   adjustment     (37,600)           -                -                -
    Total Other
    (Expenses)    (37,600)           -                -             (1,550)

Net (Loss) Before
discontinued
operations       (169,769)        (62,400)       (124,800)         549,853

Net (loss)     $ (169,769)      $ (62,400)      $(124,800)        $549,853

Net (Loss) per weighted average
shares of common
stock outstanding  $(0.02)      $(0.01)          $(0.02)             $0.08

Weighted average
shares outstanding  7,076,518    7,042,099       7,076,518       7,042,099

                   APPLIED TECHNOLOGY, INC. AND SUBSIDIARIES
              CONSOLIDATED UNAUDITED CONDENSED STOCKHOLDERS' EQUITY

                       Common Stock    Additional
                     Shares   Amount   Paid in Capital  Retained Deficit

Balances - 3/31/96   33,990     $  34    $9,281,327       $(9,042,629)

Net (Loss)              -           -        -                (62,400)

Balances - 6/30/96   33,990     $  34    $9,281,327       $(9,105,029)

Net (Loss)              -           -        -                (62,400)

Balances - 9/30/96   33,990     $  34    $9,281,327       $(9,167,429)

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

Plan of Operations

     The Company realized no revenue during the quarter ended September 30, 1996 and had no operations during that time.

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


APPLIED TECHNOLOGY, INC.


By:



Name: W. Scott Lawler
Title:    Chief Operating Officer
(as of September 30, 1996)