Form 10QSB
period 1996-12-31
GOLDEN PANTHER RESOURCES LTD
filed 1997-11-17
CIK 786129

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                           FORM 10-QSB


(Mark One)
   [X]     Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended DECEMBER 31, 1996.

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

Yes                                        No XX

     The number of shares of the issuer's common stock (par value $0.001 per share) outstanding as of December 31, 1996 were 7,076,518 shares.
                                     APPLIED TECHNOLOGY, INC. AND SUBSIDIARIES
                                                (A Development Stage Company)
                     CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS

                                           ASSETS



                          December 31,                    March 31,
Current Assets              1996                              1996

  Cash                    $                                 $

Total Current Assets      $                                 $

Other Assets

 Deferred Compensation  $281,250                            $281,250

Total Other Assets      $281,250                            $281,250

TOTAL ASSETS            $281,250                            $281,250

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

  Accounts Payable      $42,518                              $42,518

Total Current Liabilities $42,518                            $42,518

Stockholders' Equity (Deficit)
 Common stock - $.001 par value;
 15,000,000 shares authorized;
 7,76,518 shares issued and outstanding
 at 12/31/96 and at 03/31/96        7,076                     7,076
   Additional paid in capital   9,281,327                 9,281,327
   Accumulated deficit         (9,042,629)               (9,850,903)
Total Stockholders Equity (Deficit)   $238,732          $   238,732

TOTAL LIABILITIES AND
SHAREHOLDERS'  EQUITY            $281,250               $ 281,250


                      APPLIED TECHNOLOGY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                            Three Months Ended         Nine Months Ended
                        December 31,  December 31, December 31,  December 31,
                         1995           1996          1995         1996


Net revenue              $2,648           $0         $3,207            $0
Cost of revenue               0            -              0             -

 Gross Profit (loss)      2,648                       3,207

General and administrative
     expenses           134,817        64,200      (372,025)       192,600


 Operating  (loss)     (132,169)      (64,200)     (368,818)      (192,600)

Other income
(expense):


Prior period adjustment (37,600)            0              0             0
Total Other (Expenses)  (37,600)            0              0             0

Net (Loss) Before
discontinued operations (169,769)     (64,200)       (368,818)    (192,600)

Net (loss)             $(169,769)    $(64,200)       (368,818)   $(192,600)

Net (Loss) per weighted
average shares of common
stock outstanding        $(0.02)       $(0.01)         $(0.05)      $(0.03)

Weighted average shares
   outstanding         7,076,518     7,076,518      7,076,518     7,076,518


                         APPLIED TECHNOLOGY, INC. AND SUBSIDIARIES
                               (A Development Stage Company)
         CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS



                                               Nine Months Ended

                                 December 31           December 31
                                     1995                   1996
  Net income (loss)               $(132,169)            $(192,600)
  Adjustments to reconcile net (loss) to net
cash provided (used) by operating
activities:
         Depreciation -
         Equipment                   4,455                        0
         Depreciation -
         Software                  109,685                        0
 (Increase) decrease in
    deferred compensation                                   217,082
Contributed capital for expenses                             18,036
    (Increase) decrease in:
    Accounts receivable            60,009                         0
    Accounts receivable-related
parties                            25,000                         0
    Accounts payable and accrued
expenses                          (61,782)                  (42,518)
    Note Receivable and
receivable                          2,375                         0

NET CASH PROVIDED (USED)
BY OPERATING
ACTIVITIES                       7,573                            0

CASH FLOWS FROM INVESTING
ACTIVITIES

  Notes Receivable-stock
purchases                            0                            0
  Non cash purchase of
assets                               0                            0
  Payments on notes
receivable                           0                            0
  Purchase of software
development                    (50,560)                           0
  Purchase of property and
equipment                       (2,065)                           0

NET CASH PROVIDED
(USED) BY INVESTING
ACTIVITIES                     (52,625)                           0

CASH FLOWS FROM FINANCING
ACTIVITIES

  Proceeds from Equity
transactions                        0                              0
NET CASH PROVIDED
(USED) BY FINANCING
ACTIVITIES                          0                              0

NET INCREASE
(DECREASE) IN CASH             (45,052)                            0

CASH AT BEGINNING OF
PERIOD                          46,904                             0

CASH AT END OF
PERIOD                          $1,852                             0




                                  APPLIED TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Except as indicated in the footnotes above, there has been no other material change in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1995. Therefore those footnotes are included herein by reference.
      ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
OF                          OPERATION

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

Plan of Operations

     The Company realized no revenue during the quarter ended December 31, 1996.

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


  APPLIED TECHNOLOGY, INC.



By:

Name: W. Scott Lawler
Title:    Chief Operating Officer
(as of December 31, 1996)