Form 10QSB
period 1997-09-30
GOLDEN PANTHER RESOURCES LTD
filed 1997-11-21
CIK 786129

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 33-2150-LA


                       GOLDEN PANTHER RESOURCES, LTD.
                       ------------------------------
              (Name of Small Business Issuer in its Charter)


           NEVADA                                        95-3932052
           ------                                        ----------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

                          #211, 1111 W. Hastings Street
                            Vancouver, Canada  V6E2J3
                            -------------------------
                      (Address of Principal Executive Offices)

                    Issuer's Telephone Number:  (604) 689-5377


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No                  (2)  Yes  X   No
         ---     ---                        ---     ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                            September 30, 1997


                                19,149,440
                                ----------



                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          The Financial Statements of Golden Panther Resources, Ltd., a Nevada corporation (the "Company"), required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                           GOLDEN PANTHER RESOURCES, LTD.
                      (Formerly Applied Technology, Inc.)
                         (A Development Stage Company)
                          Consolidated Balance Sheets
                                      ASSETS

                                       September 30,           March 31,
                                       1997                    1997
                                       (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents            $    53,466              $   -
  Accounts receivable                        4,931                  -
  Prepaids and deposits                     59,284                  -

     Total Current Assets                  117,681                  -

FIXED ASSETS, net of accumulated
 depreciation                               64,668                  -

MINERAL PROPERTIES AND DEFERRED
   EXPENDITURES                          1,759,308                  -

     TOTAL ASSETS                      $ 1,941,657              $   -


                      LIABILITIES AND STOCKHOLDERS  EQUITY

CURRENT LIABILITIES

  Accounts payable and accrued
    liabilities                        $   158,217              $   -
  Due to related parties                 1,599,147                  -
  Advances payable                          28,444                  -

      Total Current Liabilities          1,785,808                  -

STOCKHOLDERS  EQUITY

  Common stock; 50,000,000 shares
    authorized of $0.001 par value;
    16,311,990 and 12,308,990
    shares issued and outstanding,
    respectively                            16,312             12,309
  Additional paid-in capital            10,387,085          9,507,088
  Common stock subscription receivable           -           (220,000)
  Currency translation adjustment           15,055                  -
  Deficit accumulated during the
   development stage                   (10,262,603)        (9,299,397)

     Total Stockholders  Equity            155,849                  -

     TOTAL LIABILITIES AND
       STOCKHOLDERS  EQUITY            $ 1,941,657         $        -

                          GOLDEN PANTHER RESOURCES, LTD.
                       (Formerly Applied Technology, Inc.)
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)
                                                                   From
                                                               Inception on
                                                               September 21,
                           For the Three   For the Six         1984 Through
                           Months Ended    Months Ended
                           September 30,   September 30,       September 30,
                        1997        1996 1997       1996           1997
REVENUES             $     -    $      -  $     - $      -        $     -

EXPENSES

  Consulting          24,318           -   36,074        -         36,074
  Travel and
     entertainment    88,309           -  182,536        -         82,536
  Professional fees   18,492           -  242,920        -        242,920
  Management fees     92,237           -  182,237        -        182,237
  General and
     administrative  201,926      62,400  311,596  124,800        311,596
  Depreciation and
     amortization      2,478           -    6,712        -          6,712

     Total Expenses  427,760      62,400  962,075  124,800       (962,075)

Loss from Operations(427,760)    (62,400)(962,075)(124,800)      (962,075)


OTHER INCOME (EXPENSE)

  Gain (Loss) on
   foreign exchange   (1,131)          -   (1,131)       -         (1,131)

   Total Other
     Income (Expense) (1,131)          -   (1,131)       -         (1,131)

LOSS BEFORE
 DISCONTINUED
 OPERATIONS         (428,891)    (62,400)(963,206)(124,800)      (963,206)

LOSS FROM DISCONTINUED
 OPERATIONS                -           -        -        -     (9,299,397)


NET LOSS           $(428,891)  $ (62,400)(963,206)(124,800)  $(10,262,603)


NET LOSS PER SHARE $   (0.03)  $   (0.01)$  (0.06)$  (0.02)


WEIGHTED AVERAGE
  NUMBER OF SHARES
   OUTSTANDING     16,311,990   7,042,099 16,311,990 7,076,518

                         GOLDEN PANTHER RESOURCES, LTD.
                       (Formerly Applied Technology, Inc.)
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity
                                                                   Deficit
                                                                 Accumulated
                                          Additional  Stock      During the
                           Common Stock     Paid-In Subscription Development
                         Shares    Amount   Capital  Receivable     Stage
Balance, September 21,
  1984                        -   $     -   $     -   $     -      $     -

Issuance of common stock
 to founders on September
 21, 1984 at $111.72 per
 share                    5,001         5    558,689        -            -

Net loss from inception on
 September 21, 1984 through
 March 31, 1993               -         -          -        -       (4,793)

Balance, March 31, 1993   5,001         5    558,689        -       (4,793)

Contributed software
 development costs
 during  1993                 -         -    205,940        -            -


Net loss for the year
 ended March 31, 1994         -         -          -        -     (157,434)

Balance, March 31, 1994   5,001         5    764,629        -     (162,227)

Debt converted to
 additional paid-in
 capital during May,
 1994                         -         -    852,774        -           -

Net effect of
 recapitalization
 with Applied Technology
 during May, 1994           348         -     15,952        -           -

Issuance of common stock
 for finders fee during
 May, 1994 at $300.00
 per share                4,833         5  1,449,995        -           -

Issuance of common stock
 for consulting agreement
 during May, 1994 at
 $300.00 per share        6,667         7  1,999,994        -           -

Issuance of common stock
 for note receivable
 during May, 1994 at
 $235.00 per share       22,250        22  5,224,978        -           -

Recision of common stock
 issued for note
 receivable during May,
 1994 at $300.00
 per share               (9,750)      (10)(2,924,990)       -           -

Issuance of common stock
 for note receivable
 during June, 1994 at
 $294.00 per share        2,000         2    587,998        -           -

Issuance of common stock
 for settlement during
 December, 1994 at
 $300.00 per share        1,333         1    399,999        -           -

Issuance of common stock
 for consulting agreement
 during January, 1995 at
 $300.00 per share        2,500         3    749,997        -           -

Issuance of common stock
 for technology during
 March, 1995 at $800.00
 per share                  200         -    160,000        -           -


Net loss for the year
ended March 31, 1995          -         -          -        -    (947,221)

Balance, March 31, 1995  35,382        35  9,281,326        -  (1,109,448)

Recision of common stock
 issued for note
 receivable during
 October, 1995           (1,392)       (1)         1        -           -

Net loss for the year
 ended March 31, 1996         -         -          -        -  (7,933,181)


Issuance of common stock
 for note receivable
 during February, 1997
 at $0.36 per share     275,000       275     99,725 (100,000)          -

Issuance of common stock
 for note receivable
 during March, 1997 at
 $0.01 per share     12,000,000    12,000    108,000 (120,000)          -

Contributed capital
 for expenses                 -         -     18,036        -           -

Net loss for the
 year ended March
 31, 1997                     -         -          -        -    (256,768)

Balance, March
 31, 1997            12,308,990    12,309  9,507,088 (220,000) (9,299,397)

Receipt of stock
 subscription
 receivable during
 May, 1997
 (unaudited)                  -         -          -  220,000           -

Issuance of common
 stock in acquisition
 of subsidiary in
 April 1997 at $1.00
 per share
 (unaudited)          3,000,000     3,000     (3,000)       -           -

Issuance of common
 stock for mineral
 properties at $1.00
 per share (unaudited)  450,000       450    449,550        -           -

Issuance of common
 stock for finders
 fee on mineral
 property acquisition
 at $1.00 per share
 (unaudited)            100,000       100     99,900        -           -

Issuance of common
 stock for payment
 of advances at
 $0.74 per share
 (unaudited)            453,000       453    333,547        -           -

Net loss for the
 six months ended
 September 30,
 1997 (unaudited)             -         -          -        -    (963,206)

Balance, September
 30, 1997
 (unaudited)         16,311,990  $ 16,312 $10,387,085 $     -$(10,262,603)

                          GOLDEN PANTHER RESOURCES, LTD.
                       (Formerly Applied Technology, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                                                      From
                                                                 Inception on
                                                                 September 21,
                              For the Three     For the Six      1984 Through
                              Months Ended      Months Ended
                              September 30,     September 30,    September 30,
                             1997       1996    1997      1996      1997
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                $(428,891)$(62,400)$(963,206)$(124,800)$(10,262,603)
  Adjustments to reconcile
    net loss to net cash
    used by operating
    activities:
 Common stock issued for
    services                      -        -   470,000         -    2,836,730
 Depreciation and
  amortization                2,478        -     6,712         -        6,712
 Currency translation        15,055        -    15,055         -       15,055
 Contributed capital for
  expenses                        -        -         -         -       18,036
 Loss on discontinued
  operations                      -   62,400         -   124,800    6,914,631
 Changes in operating assets
  and liabilities:
 (Increase) decrease in
  accounts receivable         2,345        -    29,061         -       29,061
 (Increase) decrease in
  prepaid expenses           35,080        -    48,476         -       48,476
 Increase (decrease) in
  accounts payable and
  accrued expenses          (20,496)       -    17,710         -       17,710

     Net Cash Used by
      Operating Activities (394,429)       -  (376,192)        -     (376,192)

CASH FLOWS FROM INVESTING ACTIVITIES

 Mineral property and
  deferred expenditures           -        -  (335,327)        -     (335,327)
 (Purchase) sale of fixed
  assets                      2,932        -     2,932         -        2,932

     Net Cash Provided (Used)
      by Investing Activities 2,932        -  (332,395)        -     (332,395)

CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease) in
  amounts due to related
  parties                   571,167        -   639,119         -      639,119
 Increase (decrease) in
  advances payable         (177,066)       -  (511,066)        -     (511,066)
 Stock issued for property        -        -   300,000         -      300,000
 Stock issued for debt            -        -   334,000         -      334,000

     Net Cash Provided by
      Financing Activities  394,101        -   762,053         -      762,053

NET INCREASE (DECREASE) IN
 CASH                         2,604        -    53,466         -       53,466

CASH AT BEGINNING OF PERIOD  50,862        -         -          -           -

CASH AT END OF PERIOD       $53,466   $    - $  53,466    $    -    $  53,466

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

  Interest                  $     -   $    - $       -    $    -    $   3,800
  Income taxes              $     -   $    - $       -    $    -    $       -

NON CASH FINANCING ACTIVITIES:

  Common stock issued
   for services             $     -   $    -  $470,000    $    -    $2,836,730
  Contributed capital
   for expenses             $     -   $    -  $      -    $    -    $   18,036
  Common stock issued for
   property                 $         $    -  $300,000    $    -    $  300,000
  Common stock issued for
   debt                     $     -   $    -  $334,000    $    -    $  334,000
  Currency translation      $15,055   $    -  $ 15,055    $    -    $   15,055

                        GOLDEN PANTHER RESOURCES, LTD.
                     (Formerly Applied Technology, Inc.)
                        (A Development Stage Company)
                      Notes to the Financial Statements
                    September 30, 1997 and March 31, 1997

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all period presented have been made.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company s March 31, 1997 audited financial statement. The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         On August 1, 1997, Golden Panther Resources, Ltd., a Nevada corporation (the "Company"), executed a non-binding Letter of Intent with Cia Minera Humaya S.A. de C.V., a corporation organized under the laws of Mexico ("Humaya"), and its President and General Manager, Mr. Jaime Guinea, who controls Humaya. In the Letter of Intent, the parties expressed their mutual intent that the Company acquire all of the issued and outstanding capital stock of Humaya, together with Humaya's (i) La Verde mining property, consisting of approximately 8,000 hectares located in the State of Sinaloa, Mexico; (ii) mill, works yard, equipment and rolling stock; and (iii) mining claims located in the State of Sinaloa, Mexico.

          In the Letter of Intent, the Company expressed its intent to enter into a binding Purchase Agreement formalizing the terms of the Letter of Intent upon the termination of a 90-day due diligence period commencing upon execution of the Letter of Intent. In the Letter of Intent, the Company also agreed to pay to Humaya a signing bonus of $50,000 upon acceptance and signing of the Letter of Intent. The Letter of Intent was duly executed by Mr. Guinea and Humaya on August 1, 1997, and the signing bonus was paid on August 6, 1997.

          The Letter of Intent expresses the parties' intent that the Company pay to Mr. Guinea or his nominee a total of $2,000,000 in quarterly installments of $250,000, with the first payment to be made upon completion of the due diligence period. The Company also expressed its intent to expend an additional $2,000,000 on the project, with the intent of defining a measurable minable mineral reserve, within 24 months of the completion of the due diligence period. Upon the expenditure of this $2,000,000 amount, the Company further agreed to pay an additional $13,000,000 or a mutually agreed upon combination of cash and common shares of the Company to Mr. Guinea or his nominee to acquire all of the La Verde mining property and the assets identified above. These funds are to be paid as follows: the equivalent of US $5,000,000 on or before November 11, 1999; the equivalent of US $3,000,000 on or before November 11, 2000; the equivalent of US $3,000,000 on or before November 11, 2001; and the equivalent of US $2,000,000 on or before November 11, 2002.

          Upon payment of the first $250,000, the Letter of Intent provides for the Company to assume management of the mining and milling operations on the La Verde property, with Humaya to control accounting and financial management. The parties also expressed their intent that: (i) the Company will be entitled to share in the profits of the LaVerde property during its operation of the mill located there; (ii) payment of all debts of Humaya and Mr. Guinea shall be their sole responsibility; and (iii) the Company shall have the option to complete the contemplated acquisition for a total price of $12,000,000 or a mutually agreed upon combination of cash and common stock of the Company, if the entire amount is paid within the 24-month exploration period, upon the giving of 90 days' notice of its intent to exercise this option.

          On October 29, 1997, which is subsequent to the period covered by this Report, the Company and Humaya executed a letter agreement confirming certain amendments to the Letter of Intent and setting forth the procedures for the closing of the transaction contemplated therein (the "Letter Agreement"). The Letter Agreement provides for the creation of an irrevocable "fideicomiso" whereby Bancomer S.A. will act as escrow agent to hold all of the capital shares of Humaya for delivery to the Company or its wholly-owned subsidiary, Golden Panther Investments, Ltd., a corporation organized under the laws of the Bahamas("GPI"), upon payment of $14,250,000 to the stockholders of Humaya, as follows: (i) upon execution and delivery of all closing documents and the establishment of the fideicomiso (the "Effective Date"), payment of $250,000 and 50,000 shares of common stock of the Company to Mr. Guinea on behalf of the Humaya stockholders; (ii) three additional payments of $750,000 each from GPI to Bancomer, within three months, six months and nine months of the Effective Date, respectively; (iii) an additional payment of $4,750,000 within 12 months of the Effective Date; and
(iv) four additional payments of $1,750,000 each within 15 months, 18 months, 21 months, and 24 months, respectively, of the Effective Date. Upon payment in full, all of the equipment listed in Schedule "A" to the Letter Agreement, together with 11 hectares of real estate located in Sierra Mojada, Mexico, and all of the issued and outstanding capital stock of Humaya are to be transferred to GPI or its nominee.

          The Letter Agreement also provides for the Company and GPI to incur exploration expenditures of at least $1,000,000 on the La Verde mining property within 24 months of the Effective Date, with any deficiency in such expenditures to be paid in cash to Mr. Guinea on behalf of the Humaya stockholders. If the full purchase price of $14,250,000 is paid within 22 months of the Effective Date, Guinea and the stockholders of Humaya agreed to waive the exploration expenditures. GPI agreed to be responsible for all costs relating to the fideicomiso, and the parties also agreed that the Company may commence a drilling program on the La Verde property prior to the Effective Date by first making a $50,000 payment to Guinea on behalf of the stockholders of Humaya; in the event of such a payment, it shall be deducted from the initial payment of $250,000 as outlined above. The parties agreed to close the transaction not later than November 30, 1997. Such closing will be accompanied by the execution of a final, binding Purchase Agreement setting forth all of the terms of the Humaya acquisition.

         The Company's plan of operation for the next 12 months is to complete the acquisitions outlined above and to perform the exploration on the La Verde property. Upon the execution and closing of a binding Purchase Agreement, the Company will timely file with the Securities and Exchange Commission a Current Report on Form 8-K disclosing the terms of the Purchase Agreement.

          The La Verde property currently produces approximately 200 tons of minerals per day, with copper being the primary product. Other minerals produced on the La Verde property include silver, zinc and small amounts of gold.


          During the next 12 months, the Company intends to expend approximately $3,000,000 to conduct exploration on the La Verde property and, depending on the results of such exploration and the Company's ability to finance such operations, to develop the mineral reserves located thereon. Depending on the availability of funding, the Company also intends to explore for potential minable reserves on a limited number of other properties located near the La Verde property.

          Management expects that the Company's exploration activities will be limited to test drilling of approximately 5,000 feet. The La Verde property has been actively mined for the past 12 years and is currently producing approximately 200 tons of minerals per day. In addition, the La Verde property has been subjected to induced polarization and rock sampling tests. The tests that the Company intends to conduct will be aimed at determining the size and location of the ore body on the La Verde property.

          Because of its presently limited cash on hand, the Company expects that its proposed operations for the next 12 months will have to be funded through private placements of "unregistered" and "restricted" shares of its common stock. There can be no assurance that the Company will be able to obtain sufficient funding to conduct its proposed activities or that, if such funding is obtained, its exploration activities will reveal mineral deposits in sufficient amounts to warrant further mining. See the heading "Liquidity" of this caption.

Results of Operations.
----------------------

          During the quarterly period ended September 30, 1997, the Company received no revenues and incurred expenses totaling $427,760. Net loss during the period was $428,891, or $0.02 per share.

Liquidity.
----------

          As of September 30, 1997, the Company had total assets of $1,941,657, of which $53,466 consisted of cash and cash equivalents. The Company's proposed exploration activities during the next 12 months will require the expenditure of an estimated $3,000,000. The Company intends to execute a binding Purchase Agreement with Humaya and Mr. Guinea by the end of November, 1997, for the acquisition of all of the issued and outstanding capital stock of Humaya, along with the La Verde property and related assets and equipment. As currently contemplated, the Purchase Agreement would provide for the Company to receive approximately 50% of the profits produced by the La Verde property. However, no assurance can be given that a Purchase Agreement containing such a provision will be executed or that, if it is, the Company's share of the La Verde property profits will be sufficient to fund its planned operations during the next 12 months. In such an event, management intends to raise such additional funding as is necessary through the private placement of "unregistered" and "restricted" shares of its common stock. However, there can be no assurance that the Company will be able to successfully raise such funding.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

          The annual meeting of the Company's stockholders was held on September 26, 1997, with shares representing approximately 74% of the Company's issued and outstanding common stock represented either in person or by proxy. At the meeting, a majority of the shares in attendance voted to amend the Company's Articles of Incorporation to: (i) increase the authorized capital of the Company from 50,000,000 shares of $0.001 par value common stock to 100,000,000 shares having the same par value; (ii) authorize a class of preferred stock, consisting of 10,000,000 shares with a par value of $0.10 per share; and (iii) issue debentures in series, with the terms and conditions thereof to be negotiated by the Company's Board of Directors at the time of their issuance. See the caption "Submission of Matters to a Vote of Security Holders," Item 4 of this Report.

          On July 26, 1997, the Company's Board of Directors resolved to retire certain debts of the Company through the issuance of shares of "unregistered" and "restricted" common stock as follows: (i) 1,500,000 such shares to Native Strategic Holdings Ltd. in full satisfaction of $375,000 of Company debt; and (ii) a total of 225,000 such shares to two individuals in full satisfaction of debt in the amount of $115,000.

          Also on July 26, 1997, the Board of Directors resolved to sell 112,450 Units to three individuals at a price of $0.75 per Unit. Each Unit consists of one "unregistered" and "restricted" share of the Company's common stock and one warrant to purchase an additional "unregistered" and "restricted" share of common stock at a price of $1.00 for a period of one year.

          Each of these issuances was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          The annual meeting of the Company's stockholders was held on September 26, 1997, with shares representing approximately 74% of the Company's issued and outstanding common stock represented either in person or by proxy. At the meeting, a majority of the shares in attendance voted: (i) to elect the following persons to serve on the Company's Board of Directors for the period of time indicated next to their respective names, or until the qualification of their successors: Gordon J. Muir (3 years); Penny Perfect (3 years); Alexander Van Hoeken (2 years); Katharine Johnston (2 years); Adrian Lungan (1 year); and Robert Needham (1 year); (ii) to adopt new Bylaws of the Company; (iii)(a) to increase the Company's authorized capital from 50,000,000 shares of $0.001 common stock to 100,000,000 shares of common stock, retaining the same par value; and (b) to authorize 10,000,000 shares of preferred stock having a par value of $0.10 per share; (iv) to amend the Company's Articles of Incorporation to change its business purpose "to engage in any lawful activity and to concentrate on the acquisition, exploration and development of mineral resource properties worldwide;" (v) to authorize the Company's Board of Directors to (a) effect splits of its issued and outstanding stock; (b) issue 2,000,000 shares of preferred stock; and (c) declare and issue stock options;
(vi)issue debentures in series; (vii) approve the 1997 Stock Incentive Plan for the Company's directors, executive officers and key employees (the "Incentive Plan"); and (viii)(a) change the Company's legal counsel from Scott Lawler to Charles Clayton; (b) provide productivity bonuses to employees, including executive officers; and (c) approve employment agreements with four executive officers of the Company.

          A total of 11,747,150 shares were voted in favor of each of the above matters, with 304,000 shares voted against and none abstaining. Each of these matters was ratified at a special meeting of the Company's stockholders that was held on November 12, 1997, which is subsequent to the period covered by this Report. In connection with the special meeting, on October 22, 1997, the Company filed a definitive proxy statement with the Securities and Exchange Commission, which is incorporated herein by reference.

          The Company has submitted for filing with the Secretary of State of the State of Nevada a Certificate of Amendment with respect to the amendments discussed above. Copies of the Certificate of Amendment as submitted to the Nevada Secretary of State and the newly-adopted bylaws of the Company are attached hereto and incorporated herein by this reference. See the Exhibit Index, Item 6 of this Report.

          On October 23, 1997, which is subsequent to the period covered by this Report, a total of 2,400,000 shares of Class B common stock and 200,000 shares of Class C common stock were issued to the Company's wholly-owned subsidiary, GPI. At the time of their authorization and issuance, it was intended that these shares be used as collateral to secure the Company's performance under the Purchase Agreement to be executed with Humaya and Mr. Guinea. However, the parties have tentatively structured the Humaya acquisition such that any default in the Company's obligations will result in Humaya and Mr. Guinea retaining all payments made by the Company as liquidated damages. Therefore, the Company expects that, upon completion of the definitive Purchase Agreement, all issued and outstanding shares of preferred stock will be returned to the Company for cancellation.

          As of the date of this Report, the Company has not assigned any rights or preferences to its preferred stock and, due to the expected return and cancellation of all such shares, the Board of Directors does not intend to assign any such rights or preferences. Nor has the Company effected any splits of its outstanding securities since the date the stockholders granted such authority to the Board of Directors, and no such split is currently contemplated. Similarly, the Company has not granted any productivity bonuses in accordance with the resolution of its stockholders, and no such bonuses are currently planned. Nor has the Company created any class of debentures; none is presently contemplated.

          The Incentive Plan was executed by the Company on July 28, 1997. It creates a Compensation Committee of the Board of Directors, with the authority to grant Restricted Stock Awards and/or Options to purchase shares of the Company's common stock to its executive officers, directors, consultants and employees who meet certain performance criteria to be established by the Committee. The Company has set aside a total of 3,050,000 shares of its common stock for issuance under the Incentive Plan, and these shares were registered with the Securities and Exchange Commission on a Registration Statement on Form S-8, filed on October 21, 1997, which is incorporated herein by this reference.

          No Restricted Stock issued under the Incentive Plan may be sold, assigned, transferred, pledged, hypothecated or encumbered until it vests in accordance with the Incentive Plan; unless removed sooner in accordance with other provisions, vesting occurs 10 years following the grant of the Restricted Stock. The restriction may be removed earlier in the event of death, disability or retirement and certain changes in control and reorganizations.

          The Incentive Plan designates Options as either Incentive Stock Options or Nonqualified Stock Options. For Incentive Stock Options granted to participants who own more than 10% of the outstanding voting stock of the Company or any subsidiary, the exercise price shall be not less than 110% of the fair market value per share of the Company's common stock on the date of the grant of the Option. For Incentive Stock Options granted to other participants, the exercise price shall be not less than 100% of the fair market value of the common stock on the date of the grant. In the case of Nonqualified Stock Options, the exercise price shall be not less than 100% thereof, unless otherwise determined by the Compensation Committee. Unless otherwise determined by the Compensation Committee, Options shall be exercisable as follows: (i) 25% at any time after the first anniversary of the date of grant; (ii) an additional 25% at any time after the expiration of two years following the date of grant; (iii) an additional 25% at any time after the expiration of three years following such date; and (iv) the final 25% at any time after the expiration of four years following such date. Options that are not exercised during the period during which they first become exercisable shall not expire. However, all Options will expire upon the earlier of the tenth anniversary of the date of grant or the occurrence of certain other events such as termination for cause, death or disability. A copy of the Incentive Plan is attached hereto and incorporated herein by this reference. See the Exhibit Index, Item 6 of this Report.

          On July 28, 1997, the Board of Directors of the Company, acting by unanimous consent pursuant to applicable provisions of the Nevada Revised Statutes, designated two Option Plans (Plan A and Plan B) and resolved to allocate Options and Restricted Stock as follows:

                                            No. of               No. of
Name                 Position               Options          Restricted Shares
----                 --------               -------          -----------------

Plan A
-------

Gordon Muir          CEO/Director           400,000          200,000
Penny Perfect        President/Director     400,000          200,000
Alex Van Hoeken      Senior VP/Director     150,000          150,000
Katharine Johnston   VP Legal and Finance/  100,000          100,000
                     Director
Michael Pinkney      Employee                25,000           25,000
William DeMorrow     Consultant              50,000             ---
Management Co.       Employer of support    125,000          100,000
                     staff

Plan B
------

Adrian Lungan        Director                75,000           75,000
Jose Madero          Consultant             200,000             ---
Robert Needham       Director                25,000             ---
Alex Burton          Employee                50,000             ---


          For both Plans, the Board of Directors has established an exercise price of $0.50 per share. The Plan A Options are exercisable for a period of 10 years and the Plan B Options are exercisable for a period of four years, with only 25% of such Options to be exercisable in any 12 month period.

          As of the date of this Report, no employment agreements have been executed with any executive officer of the Company and the Company has no present intention of adopting any such agreement.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               3.1     Certificate of Amendment to Articles of Incorporation

               3.2     Bylaws

              10       1997 Stock Incentive Plan

              27       Financial Data Schedule.


          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GOLDEN PANTHER RESOURCES, LTD.



Date: Nov. 20/97                      By /s/ Gordon J. Muir
     --------------                     -------------------------------------
                                        Gordon J. Muir
                                        CEO and Chairman of the Board



Date: Nov. 20/97                      By /s/ Penny Perfect
     --------------                     -------------------------------------
                                        Penny Perfect
                                        President and Director



Date: Nov. 20/97                      By /s/ Alexander van Hoeken
     --------------                     -------------------------------------
                                        Alexander van Hoeken
                                        Vice President and Director



Date: Nov. 20/97                      By /s/ Katharine Johnston
     --------------                     -------------------------------------
                                        Katharine Johnston
                                        Vice President and Director