Form 10QSB
period 1997-12-31
GOLDEN PANTHER RESOURCES LTD
filed 1998-02-23
CIK 786129

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997

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

                            February 20, 1998


                                24,656,004
                                ----------



                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          The Financial Statements of Golden Panther Resources, Ltd., a Nevada corporation (the "Company"), required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.



                      GOLDEN PANTHER RESOURCES, LTD.
                   (Formerly Applied Technology, Inc.)
                     (A Development Stage Company)
                      Consolidated Balance Sheets

                                 ASSETS

                                                December 31,     March 31,
                                                    1997            1997
                                                (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents            $              32,809     $     -
  Accounts receivable                                  1,193           -
  Prepaids and deposits                               30,249           -

     Total Current Assets                             64,251           -

FIXED ASSETS, net of accumulated depreciation         70,000           -

MINERAL PROPERTIES AND DEFERRED
   EXPENDITURES                                    3,649,143           -

     TOTAL ASSETS                      $           3,783,394     $     -

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable and accrued liabilities        $ 178,306     $     -
  Due to related parties                            487,780           -

      Total Current Liabilities                      666,086          -

STOCKHOLDERS' EQUITY

  Common stock; 50,000,000 shares authorized of
    $0.001 par value; 22,395,440 and 12,308,990
    shares issued and outstanding, respectively       22,395      12,309
  Additional paid-in capital                      13,551,340   9,507,088
  Common stock subscription receivable                   -      (220,000)
  Currency translation adjustment                     15,055         -
  Deficit accumulated during the development
   stage                                          (10,471,482)(9,299,397)

     Total Stockholders' Equity                     3,117,308        -

     TOTAL LIABILITIES AND

 STOCKHOLDERS' EQUITY                         $     3,783,394  $     -

                     GOLDEN PANTHER RESOURCES, LTD.
                  (Formerly Applied Technology, Inc.)
                     (A Development Stage Company)
                 Consolidated Statements of Operations
                              (Unaudited)
                                                                      From
                                                                 Inception on
                                                                 September 21,
           For the Three Months Ended For the Nine Months Ended 1984 Through
                    December 31,             December 31,        December 31,
                  1997        1996         1997         1996          1997
REVENUES          $      -     $     -      $      -     $     -    $      -

EXPENSES

  General and
   administrative    206,401      62,400     1,161,764     187,200  1,161,764
  Depreciation and
   amortization        2,478          -          9,190         -        9,190

     Total Expenses  208,879       62,400    1,170,954      187,200  1,170,954

     Loss from
      Operations    (208,879)     (62,400) (1,170,954)    (187,200)(1,170,954)

OTHER INCOME (EXPENSE)

  Gain (Loss) on foreign
    exchange              -            -        (1,131)         -      (1,131)

     Total Other
       Income (Expense)   -             -       (1,131)         -      (1,131)

LOSS BEFORE
 DISCONTINUED
 OPERATIONS          (208,879)     (62,400) (1,172,085)   (187,200)(1,172,085)

LOSS FROM DISCONTINUED
 OPERATIONS               -             -           -           -  (9,299,397)

NET LOSS           $ (208,879)  $   (62,400)$(1,172,085)$(187,200)(10,471,482)

NET LOSS PER SHARE $    (0.01)  $     (0.01)$     (0.07) $   (0.02)

WEIGHTED AVERAGE
  NUMBER OF SHARES
   OUTSTANDING     19,353,715     9,675,545  19,353,715  9,675,545

                       GOLDEN PANTHER RESOURCES, LTD.
                     (Formerly Applied Technology, Inc.)
                        (A Development Stage Company)
               Consolidated Statements of Stockholders' Equity
                                                                   Deficit
                                                                  Accumulated
                                         Additional     Stock     During the
                        Common Stock       Paid-In   Subscription Development
                     Shares      Amount    Capital    Receivable     Stage
Balance,
 September 21, 1984       -      $  -      $    -     $    -       $     -

Issuance of common
 stock to founders on
 September 21, 1984 at
 $111.72 per share     5,001          5     558,689        -             -

Net loss from
 inception on
 September 21, 1984
 through March 31, 1993   -         -           -          -         (4,793)

Balance,
 March 31, 1993        5,001          5     558,689        -         (4,793)

Contributed software
 development costs
 during 1993              -         -        205,940        -            -

Net loss for the year
 ended March 31, 1994     -         -           -           -      (157,434)

Balance,
 March 31, 1994        5,001          5     764,629          -     (162,227)

Debt converted to
 additional paid-in
 capital during May,
 1994                     -         -        852,774         -           -

Net effect of
 recapitalization with
 Applied Technology
 during May, 1994         348       -         15,952         -           -

Issuance of common stock
 for finders fee during
 May, 1994 at $300.00
 per share             4,833          5    1,449,995         -           -

Issuance of common stock
 for consulting agreement
 during May, 1994 at
 $300.00 per share     6,667          7    1,999,994         -           -

Issuance of common stock
 for note receivable
 during May, 1994 at
 $235.00 per share    22,250         22    5,224,978         -           -

Recision of common
 stock issued for
 note receivable
 during May, 1994
 at $300.00
 per share            (9,750)      (10)   (2,924,990)        -           -

Issuance of common stock
 for note receivable
 during June, 1994 at
 $294.00 per share     2,000         2       587,998         -           -

Issuance of common stock
 for settlement during
 December, 1994 at
 $300.00 per share     1,333         1       399,999         -           -

Issuance of common stock
 for consulting
 agreement during
 January, 1995 at
 $300.00 per share     2,500         3       749,997         -           -

Issuance of common stock
 for technology during
 March, 1995 at
 $800.00 per share       200       -         160,000         -           -

Net loss for the year
 ended March 31, 1995    -         -             -           -     (947,221)

Balance,
 March 31, 1995       35,382        35      9,281,326        -   (1,109,448)

Recision of common stock
 issued for note
 receivable during
 October, 1995        (1,392)       (1)              1       -           -

Net loss for the year
 ended March 31, 1996    -         -               -         -   (7,933,181)

Balance,
 March 31, 1996       33,990   $    34   $   9,281,327   $    - $(9,042,629)

Issuance of common stock
 for note receivable
 during February,
 1997 at $0.36
 per share           275,000       275           99,725  (100,000)       -

Issuance of common
 stock for note
 receivable during
 March, 1997 at $0.01
 per share        12,000,000    12,000         108,000   (120,000)       -

Contributed capital
 for expenses            -         -            18,036        -          -

Net loss for the year
 ended March 31, 1997    -         -              -           -    (256,768)

Balance,
 March 31, 1997   12,308,990    12,309      9,507,088   (220,000)(9,299,397)

Receipt of stock
 subscription
 receivable during
 May, 1997
 (unaudited)             -         -              -       220,000        -

Issuance of common
 stock in acquisition
 of subsidiary in
 April 1997 at
 $1.00 per share
 (unaudited)       3,000,000     3,000         (3,000)        -          -

Issuance of common
 stock for mineral
 properties at $1.00
 per share
 (unaudited)         450,000       450        449,550         -          -

Issuance of common
 stock for finders
 fee on mineral
 property acquisition
 at $1.00 per share
 (unaudited)         100,000       100         99,900         -         -

Issuance of common
 stock for payment
 of advances at
 $0.74 per share
 (unaudited)         453,000       453         333,547         -         -

Issuance of common
 stock for property
 at $0.25 per share
 (unaudited)       1,500,000     1,500         373,500         -         -

Issuance of common
 stock for cash at
 $0.25 to $1.00 per
 share (unaudited) 2,583,450     2,583       1,492,755         -        -

Issuance of common
 stocK for debt at
 $0.25 per share
 (unaudited)       2,000,000     2,000         498,000          -        -

Net loss for the
 nine months
 ended December 31,
 1997 (unaudited)        -         -              -             - (1,172,085)

Balance,
 December 31, 1997
 (unaudited)      22,395,440   $22,395    $12,751,340       $   -$(10,471,482)

                        GOLDEN PANTHER RESOURCES, LTD.
                     (Formerly Applied Technology, Inc.)
                        (A Development Stage Company)
                    Consolidated Statements of Cash Flows
                                                                      From
                                                                 Inception on
                                                                September 21,
          for the Three Month Ended  For the Nine Months Ended  1984 Through
                December 31,              December 31,          December 31,
                1997         1996       1997        1996            1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss       $(208,879)   $(62,400) $(1,172,085) $(187,200)  $(10,471,482)
  Adjustments to
   reconcile net
   loss to net
   cash used by
   operating
   activities:
 Common stock
  issued for
  services             -           -        470,000        -        2,836,730
 Depreciation and
  amortization       2,478         -          9,190        -            9,190
 Currency
  translation          -           -          15,055        -          15,055
 Contributed capital
  for expenses         -           -             -          -          18,036
 Loss on discontinued
  operations           -        62,400           -      187,200     6,914,631
 Changes in operating
  assets and liabilities:
 (Increase) decrease
 in accounts
 receivable          3,738         -           32,799        -         32,799
 (Increase) decrease
 in prepaid expenses29,035         -            77,511       -         77,511
 Increase (decrease)
  in accounts payable
  and accrued
  expenses          20,089         -            37,799       -         37,799
     Net Cash Used
     by Operating
     Activities   (153,539)        -           (529,731)     -       (529,731)

CASH FLOWS FROM INVESTING ACTIVITIES

 Mineral property
  and deferred
  expenditures  (1,514,835)        -         (1,550,162)      -    (1,550,162)
 (Purchase) sale
  of fixed assets   (7,810)        -             (4,878)      -        (4,878)

     Net Cash
     Provided (Used)
     by Investing
     Activities (1,522,645)        -         (1,555,040)       -   (1,555,040)

CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease)
  in amounts due
  to related
  parties          188,633         -             827,752        -     827,752
 Increase (decrease)
 in advances
 payable           (28,444)        -            (539,510)        -   (539,510)
 Stock issued
 for cash        1,495,338         -           1,829,338         -  1,829,338

     Net Cash
     Provided by
     Financing
     Activities  1,655,527         -           2,117,580         -  2,117,580

NET INCREASE
(DECREASE) IN
CASH               (20,657)        -              32,809         -     32,809

CASH AT BEGINNING
OF PERIOD           53,466         -                 -            -        -

CASH AT END OF
PERIOD          $  32,809     $    -          $   32,809      $   -  $ 32,809



SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

  Interest      $     -       $    -         $    -        $   -     $  3,800
  Income taxes  $     -       $    -         $    -         $   -     $    -

NON CASH FINANCING ACTIVITIES:

  Common stock
  issued for
  services      $     -       $    -          $470,000      $  -   $2,836,730
  Contributed
  capital for
  expenses      $     -       $    -          $    -        $  -   $   18,036
  Common stock
  issued for
  property      $ 375,000     $    -          $675,000      $  -   $  675,000
  Common stock
  issued for
  debt          $ 500,000     $    -          $834,000       $  -  $  834,000

                    GOLDEN PANTHER RESOURCES, LTD.
                  (Formerly Applied Technology, Inc.)
                     (A Development Stage Company)
                   Notes to the Financial Statements
                 December 31, 1997 and March 31, 1997


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1997 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1997 audited financial statement. The results of operations for the periods ended December 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         On November 28, 1997, Golden Panther Resources, Ltd., a Nevada corporation (the "Company"), entered into an Irrevocable Administration and Security Trust Agreement (the "Agreement") with Minera Humaya S.A. de C.V., a corporation organized under the laws of Mexico ("Humaya"); stockholders holding all of the issued and outstanding shares of capital stock of Humaya (the "Humaya stockholders"); and Banco Inverlat, S.A., a corporation organized under the laws of Mexico. The Agreement, which provides for the Company to acquire all of the issued and outstanding capital stock of Humaya, was disclosed in a Current Report on Form 8-K, filed December 17, 1998, and subsequent amendments thereto. See Item 6 of this Report.

         The Company's plan of operation for the next 12 months is to continue the exploration on the Mexican mining concessions owned by Humaya (the "La Verde property") as contemplated by the Agreement. The La Verde property currently produces approximately 200 tons of minerals per day, with copper being the primary product. Other minerals produced on the La Verde property include silver, zinc and small amounts of gold.

          During the next 12 months, the Company intends to expend approximately $3,000,000 to continue exploration on the La Verde property and, depending on the results of such exploration and the Company's ability to finance such operations, to develop the mineral reserves located thereon. Depending on the availability of funding, the Company also intends to explore for potential minable reserves on a limited number of other properties located near the La Verde property.

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

Results of Operations.
----------------------

          In December, 1997, the Company completed test drilling on the La Verde property. This drilling substantiated the width and vertical extension of the newly-discovered "Navarro" ore body located on the La Verde property, and graded 33 ounces per ton of silver and 2% copper on the first bulk sample. Subsequent assay results received during January, 1998, which is subsequent to the period covered by this Report, showed the following results on two samples from the La Verde property:

Sample               Silver (gr/ton)      Copper (%)       Gold (gr/ton)
------               ---------------      ----------       -------------

NL3A-1               1,295                  5.13             2.47

NL3A-2                 867                  2.25             1.03

          See the caption "Other Information," Item 5 of this Report, for a discussion of assay results following the period covered by this Report.

          During the quarterly period ended December 31, 1997, the Company received no revenues and incurred expenses totaling $208,879. Net loss during the period was $208,879, equaling $0.01 per share.

Liquidity.
----------

          As of December 31, 1997, the Company had total assets of $3,783,394, of which $32,809 consisted of cash and cash equivalents. The Company's proposed exploration activities during the next 12 months will require the expenditure of an estimated $3,000,000. Under the Agreement, the Company is required to pay for improvements on the La Verde property. Once these improvements are made, the Company will be entitled to receive 50% of the quarterly pre-tax profits of the mining operations on the La Verde property. However, no assurance can be given that the Company's share of the La Verde property profits will be sufficient to fund its planned operations during the next 12 months. In such an event, management intends to raise such additional funding as is necessary through the private placement of "unregistered" and "restricted" shares of its common stock. However, there can be no assurance that the Company will be able to successfully raise such funding.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          Subsequent Events.
          ------------------

          The Company has commenced a crosscut from level 4 of the La Verde mine, 525 feet below the surface. As of the date of this Report, the crosscut is over 30 meters in length and has intersected a massive sulfide zone. The first three 2.5 meter channel samples had results averaging 392.7 grams/ton silver; and 1.5% copper.

          Subsequent assay results from the crosscut at C2 and C4 were as follows:

Sample               Silver (gr/ton)      Copper (%)       Gold (gr/ton)
------               ---------------      ----------       -------------

C2                   370                  2                 N/A

C4                    50                  0.6               0.5

          The Company plans to begin a drill program to delineate total reserves in August 1998.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

              27       Financial Data Schedule.


          (b)  Reports on Form 8-K.

               Current Report on Form 8-K, dated November 28, 1997 (filed
              December 17, 1997)

               Current Report on Form 8-K-A1, dated November 28, 1997 (filed
              February 18, 1998)

              Current Report on Form 8-K-A1, dated November 28, 1997 (filed February 20, 1998)

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GOLDEN PANTHER RESOURCES, LTD.


Date: 2-23-98                         By /s/ Gordon J. Muir
     --------------                     -------------------------------------
                                        Gordon J. Muir
                                        CEO and Chairman of the Board


Date: 2-23-98                         By /s/ Penny Perfect
     --------------                     -------------------------------------
                                        Penny Perfect
                                        President and Director


Date: 2-23-98                         By /s/ Katharine Johnston
     --------------                     -------------------------------------
                                        Katharine Johnston
                                        Vice President and Director