Form 10KSB
period 1998-03-31
PANTHER RESOURCES LTD
filed 1998-07-09
CIK 786129

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended March 31, 1998

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from        to

                Commission file number 33-2150-LA

                        PANTHER RESOURCES LTD.
         (Exact name of registrant as specified in its charter)

          Nevada                             Not Applicable
     (State of incorporation)         (I.R.S. Employer Identification No.)

                           2nd Floor
                      1111 West Hastings Street
                        Vancouver, BC Canada         V6E 2J3
              (address of principal executive office) (zip code)

                           (604)689-5377
        (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Title of each class Name of each exchange on which registered
Ordinary Shares, $0.001 par value

Securities registered pursuant to,section 12(b) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes -X-      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately 17,176,100 as of March 31, 1998

The number of shares of common stock outstanding as of March 31, 1998 was 29,161,100.

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

On March 10, 1998, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to its Articles of Incorporation, changing the Company's name from "Golden Panther Resources, Ltd.,, to "Panther Resources Ltd." This name change was duly adopted by the Company's Board of Directors and by its stockholders at a special meeting of stockholders held March 5, 1998. A definitive proxy statement was filed with the Securities and Exchange Commission with respect to this matter on February 5, 1998.
See the Exhibit Index, Part III, Item 13 of this Report.

Panther Resources Ltd. (hereinafter referred to as the "Company") is engaged in the mining and processing of silver, gold and copper ore in the state of Sinaloa, Mexico and in the exploration, evaluation and development of its precious metals properties. The Company was incorporated in Nevada in 1984, is headquartered in Vancouver, British Columbia, Canada and its common stock is traded on NASD BB OTC market under the symbol "PTHR".

The corporate structure of Panther Resources Ltd. includes a number of wholly owned subsidiaries. See the Exhibit Index of this Report.

Golden Panther Resources Ltd. incorporated in the Province of British Columbia, Canada on November 20, 1995 and is 100% owned by Panther Resources Ltd. Golden Panther Resources Ltd. owns 95% of the issued and outstanding shares of P.T. Golden Panther Resources, incorporated in Indonesia in March, 1996 which owns the mineral properties in Indonesia and has applied for the 7th Generation Contract of Work (COW). A Contract of Work is a contract between the Government of the Republic of Indonesia and the Project Company for exploration for and exploitation and development of minerals in a specific contract area or part of it.

Go lden Panther Investments Ltd. incorporated in the Bahamas on March 25, 1997 is a wholly owned subsidiary of Panther Group Ltd., incorporated in Bermuda on October 16, 1997 . Panther Group Ltd. is a wholly owned subsidiary of the parent company Panther Resources Ltd.

                              General

Golden Panther Investments Ltd. of the Bahamas has a contract to acquire 100% of the La Verde properties in Mexico. The company has five other concessions in the state of Sinaloa, Mexico where it is in the process of beginning some exploration work for 1998. The Kutai property in Indonesia is owned by P.T. Golden Panther Resources.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The U.S. securities laws provide a "safe harbor" for certain forward-looking statements. This annual report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Statements regarding the expected commencement dates of mining operations, projected quantities of future production, capital costs, production rates, costs and expenditures and other operating and financial data are based on expectations that the Company believes are reasonable, but it can give no assurance that such expectations will prove to have been correct. Factors that could cause actual results to differ materially include, among other: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile prices of gold, silver and copper, political and economic risks associated with foreign operations, unanticipated ground and water conditions, unanticipated grade and geological problems, availability of materials and equipment, the delays in the receipt of or failure to receive necessary governmental permits, changes in laws or regulations or the interpretation and enforcement thereof, the occurrence of unusual weather or operating conditions, force major events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, delays in anticipated start-up dates, environmental risks, the results of financing efforts and financial market conditions. These and other risk factors are discussed in more detail herein. Many such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligations to update these forward-looking statements, whether as a result of new information, future events or otherwise.

KUTAI PROPERTY, INDONESIA

Panther acquired in 1996 a property known as Kutai. It is 123,548 acres (50,000 hectares) in size and is located in the province of Eastern Kalimantan on the Island of Borneo. Panther has a joint venture agreement on the property with an Indonesian partner, P.T. Pertiwi Kencana Abadi, a company incorporated in Indonesia. Panther has 80% of the concession while PKA has 20%. Panther can acquire an additional 10% of the property for a US $ 5 million lump sum payment to PKA. The Kutai property is located in a geologically prospective region of Borneo. The property shares similar rock stratigraphy and geochemical signatures to mineralisation found at the 5
million oz Kelian gold deposit, located 60 miles to the south.   The Kutai
property is a seventh generation contract of work (COW). Recently the Company received verbal notification that the COW application has been ratified by the Indonesian government. We are still awaiting written documentation of this approval.

The Company ceased operating in Indonesia as at July, 1997 due to economic and political instability. It is expected that Panther will return to Indonesia when the country is more stable.

LAVERDE PROPERTY, SINALOA, MEXICO

The La Verde properties are located near Cosala in the State of Sinaloa, about 99 miles north of Mazatlan, the port and tourist area of the Pacific, and 97 miles southeast of Culiacan, the Capital of Sinaloa. Access to the mill and service yard is by paved roads from Culiacan and Mazatlan to Cosala. The mine is approximately 13 miles by gravel road from the mill in Cosala. The property consists of 22,000 acres (six miles by six miles) of mixed exploration and exploitation claims and licences. All claims have been surveyed by the Company and approved by the Federal Department of Mines.

Geology

The LaVerde deposit is a type of massive sulphide occurrence where copper and silver bearing sulphides are hosted in bedded volcanics. The mine zones are slabs of parallel beds in clusters within barren segments of the bedding. ore horizons have been faulted both normal to bedding and normal to dip with large offsets in bedding. Mining has defined at least three faulted blocks. The massive sulphide occurrences cluster in the bedding with three identified in the immediate mine area and several clusters along a six kilometer strike of the favourable volcanic stratigraphy. The age of the formation is proposed as Triassic and the mine volcanics are one piece of a complex faulted group of plates of different geology in the mine area.

Mining

The LaVerde mine has been producing at the rate of 200 tonnes per day since 1986. The annual production has been about 65,000 tonnes grading about 210 grams silver and 0.90% copper per tonne. There are minor credits for gold. Mining methods have been open stope on three parallel slabs from near surface to 278 feet below surface along a zone for 328 feet. Sublevels are accessed by ramp using diesel truck and scooptrams. ore is trucked 13 miles to Cosala where total flotation is performed on tetrahedrite (copper-silver-antimony-sulphide) and chalcopyrite (copper-iron-sulphide) bearing rock. The LaVerde mine is "grandfathered" under the Mexican environmental laws and regulations, but the mill and tailings have been reviewed by the Mexican government and approved. The LaVerde ore lacks pyrite and arsenic bearing sulphides and the volcanic rocks hosting ore are rich in lime.

Current development work by the Company consists of driving 2 crosscuts into the newly discovered Navarro zone parallel to and adjacent to the previously mined LaVerde zone and 2 crosscuts into a faulted segment of the LaVerde zone undetected by previous mining. Each of these zones has the potential to develop significant reserves to justify expansion of the current production and establishing a larger mill in the district.

Future Exploration and Development Activities

Exploration Costs: Exploration and evaluation costs increased in 1997 since the Company expanded its exploration activities to include Mexico. once Mexico was underway all exploration activities were suspended in Indonesia (as of July 1997) due to the uncertainty of the working environment.

Exploration Expenses: The Company currently estimates that it will spend approximately $2 (two) million on its 1998 exploration programs to prove mineral deposits on the LaVerde properties.

Financing Activities: In the ensuing 12 month period, the Company plans to seek financing of US$25 million. The funds will be used to retire any monies owing on the La Verde property, to up-grade the mining and milling operations at La Verde and for exploration activities. The anticipated financing could be silver backed or silver enhanced preferred shares and loans with the interest being converted to silver at a strike price to be determined upon issue. Conversely, the Company may elect to do an equity issue of common stock with or without a warrant which could convert to silver at a certain strike price. However, at this time the Company does not have an underwriter nor has it contacted any financing institution regarding this type of financing. once the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 has been completed and filed, the company will be
actively seeking financing via the methods disclosed above.     There can be
no assurance that this financing will complete.

Currently, Panther Resources is one of a very few primary silver producers in the world. The properties known as La Verde, are situated in the state of Sinaloa in Mexico. The La Verde mine has the potential to become one of the largest primary silver mines in Mexico. Historic production is over 30 million ounces of silver and over 40 million pounds of copper.

Silver

Silver prices had been extremely low for a number of years prior to 1997, which discouraged new mine development and fueled demand. As a result, for several years the gap between supply and demand was met by drawdown of above-ground stock. In retrospect, it was apparent that silver prices were positioned for a dramatic rise in price which was propelled by the likes of Warren Buffett accumulating a substantial position and taking delivery of the silver. The Company offers no assurances with respect to the price of silver

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains administrative offices under a sub-lease at 211 - 1111 West Hastings Street, Vancouver, B.C. WE 2J3.

Kutai Property, Indonesia

The Kutai property is 123,548 acres (50,000 hectares) in size and is located in the province of Eastern Kalimantan on the Island of Borneo. Panther has a joint venture agreement on the property with an Indonesian partner, Pertiwi Kencana Abadi. Panther has 80% of the concession while PKA has 20%. Panther can acquire an additional 10% of the property for a US $ 5 million lump sum payment to PKA. This property is in the exploration stage. The Company does not intend to continue an exploration program on the Kutai property in the foreseeable future.

LaVerde Property, Mexico

The La Verde mine is currently operating at 200 tons per day and has been netting the owner/operator approximately 1 million dollars during previous years. No previous exploration has been done on the orebody and the operator is mining without a plan. Historical production grades have ranged between 180 and 220 g/t Ag - silver (6 to 7 oz per ton), 0.75% and 1.2% Cu- copper, and
0.5 g/t Au - gold. Average total production costs are approximately $16 USD per tonne.

Panther is currently exploring the property and has undertaken surface and underground mapping and surveying, a geophysics survey, and a six hole diamond drill program. It has recently commenced an exploration drifting program to intercept new ore zones.
Panther's work to date has revealed that the orebody is open ended along a 2300 foot strike and at 820 feet depth. It has complex faulting and the orebody is divided in several blocks, the interpretation of which was previously unknown to the Mexican operator. Panther's work has identified additional ore zones, which had been hidden from the miners. The mineralization is massive sulfide related and could lead to very high grades being discovered. However, there is no assurances that the Company will discover high grades.

The La Verde mine has a total resource of almost 14 million tonnes of geologically indicated reserves of mineable ore, with additional potential in zones identified by the Induced Polarization Survey. It is the intention of Panther Resources to prove up this indicated reserve and expand production capacity to 2000 tons per day or more within two years. The indicated average in situ grade is 12 oz./350 g/t Ag and 1.25% Cu. The historical mined head grade is 6-7oz./220 g/t Ag and .9% Cu. This is due to high dilution through inappropriate mining methods and smelter limitations which do not allow concentrates of more than 210 oz./6000 g/t Ag.

The total concessions package controlled by Panther Resources is in excess of 22,000 acres (8000 Ha.) Numerous other previously mined and explored prospects with remaining reserves potential exist within the land package. Panther's goal is to prove up several multi million ton deposits within the area.

Location & Access

The La Verde mine is located approximately 3 miles, as the crow flies, to the north of the town of Cosala. Cosala lies 97 miles to the northeast of the port of Mazatlan on the West Coast of Sinaloa, Mexico. Cosala lies in a broad valley situated in the front range of the Sierra Madre Occidental mountain range, which runs along the length of Western Mexico.

Cosala is the administrative center of the county of Cosala. The town counts approximately 10,000 people and the whole county 18,000 people. Agriculture is the main occupation, with much of the population living on a subsistence basis. Corn is the main crop, and cattle farming has a large role. Cosala also serves as a supplies base for many of the surrounding outlying mountain villages and communities.

The area is warm and dry for most of the year. There is lush tropical growth during the hot rainy season from mid July through September. The mountains are thickly wooded in general while the valleys have been cleared for farming.

Cosala is easily reached in two hours by car from Mazatlan. Approximately half the journey is over an excellent four-lane highway linking Mazatlan to Culiacan, while the second part is a good paved road all the way to Cosala. The pavement ends in Cosala.

There are daily flights from Seattle, Los Angeles, San Francisco, Tucson and Phoenix to Mazatlan. Mazatlan and the state capital Culiacan are also well connected via a domestic network to major cities in Mexico.

Access to the La Verde mine from Cosala is along a county dirt road that is in reasonable shape, and then over a dirt road built by the mine operator. The road distance is approximately 13 miles. The mine maintains its access road on a regular basis both with a bulldozer and a road grader. The county road is regularly maintained with a grader.

The nearest railway head is at La Cruz, 43 miles to the southwest of Cosala. La Cruz is on the main trunk line from Nogales, Arizona, to Guadelajara. COBala also possesses an all- weather paved landing strip suitable for light aircraft. Several air-taxi companies use this as a base to serve mountain communities.

Cosala is linked to the national power grid as well as the telephone network. Power has been extended all the way to the La Verde mine. There is a hydropower dam and water reservoir nearby, to the north.

Ownership, Legal, & Concession

The La Verde mine is owned and controlled 100% by Minera Humaya S.A. de C.V. Minera Humaya is a privately held company incorporated under the laws of Sinaloa State, Mexico and whose principal director is Mr. Jaime Guinea. The mine is situated within the 247 acres (100 Ha) mineral concession La Verde. The La Verde concession is surrounded by 14 other concessions under direct control by Minera Humaya, for a total of 21,644 acres (8760 hectares).

Name              Conc. No.    Area   Acres    Expiration Date
La Verde             156662      100 Has. 247      04/13/2022
La Estrella          172855       55 Has  136      06/28/2034
San Jose             205217      237 Has  586      07/07/2047
Silvia Maria         147043       40 Has   99      01/27/2017
La Dora              186334       15 Has   37      03/28/2040

Name             Conc. No.    Area   Acres     Expiration Date
La Cosalteca         204171      504 Has  1245     12/17/2046
Ampli. Los Cristos 178095       96 Has   237     07/10/2036
Humaya             191471      540 Has  1334     12/18/2047
Magda              191476      733 Has  1811     12/18/2047
La Roja            202947      608 Has  1502     04/02/2002
Jimmy              203466     3036 Has  7501     08/08/2002
Amplicion La Verde 203725     2079 Has  5137     09/26/2002
Amplic. La Verde B 203726      147 Has   363     09/26/2002
Amplic. La Verde C 203727      293 Has   724     09/26/2002
Jimmy 2            205300      241 Has   596     07/14/2003
Campanillas Tres   181590       36 Has    89     08/11/2037

within the above concessions package exist several other prospects which have been previously mined and/or explored (Cajon, Mamut, El Habal, Estrella, La Proffesora, La Bufa, San Rafael).

Panther Resources and Minera Humaya have signed a purchase agreement on Nov 29, 1997 for the purchase of 10OW of Minera Humaya and all its assets, concessions, operations, and mineral rights by Panther Resources. An 8-K was filed on December 17th, 1997 with full disclosure on the Minera Humaya acquisition. A further 8-K was filed February 23, 1998 disclosing the audited financial information for Minera Humaya to December 31, 1995 and 1996.

History

The mine was developed from scratch in an original partnership by Minera Humaya's principal director, Mr. Jaime Guinea and several others. In 1985 Mr. Guinea acquired all rights to the mine from the remaining partners and consolidated these within Minera Humaya.

Small-scale (25 tons per day) production on La Verde was started in 1972, from which original assay and smelting records are still available. The existing milling facility in Cosala was constructed in 1982 with an initial production of 100 tons per day. This was increased to an installed capacity of 250 tons per day in 1990, while the average production has been 200 ton per day since 1992.

The available infrastructure has been developed gradually during the past years. original access to the mine was along a poorly maintained track susceptible to perpetual damage during the rainy season. The track was initially built and then improved to an acceptable dirt road usable by 10-ton trucks.

Water and power were unavailable at the La Verde, which is the reason why the mill is installed in Cosala, a distance of 13 miles by road. Electricity power was brought to the mine in 1996, which operated on diesel generators until then.

Mr. Guinea has been mining in the La Verde area since 1972, and has extracted mineral from other prospects beside the La Verde as well. Intermittent production has come from the Magistral, Mamut, El Cajon, and La Iguana prospects. These remain favorable prospects for future mining, but were discontinued due to access problems, under-capitalization, and concentration of operations on the La Verde mine.

Geology

The package of volcanic rocks that hosts the La Verde mine run in a northwest direction for over 1 mile, but only 600 - 700 feet of strike length of the nearly vertical mineralized beds have had any exploration, and that has only been done recently by Golden Panther. At the San Antonio site, which is about one~half of a mile to the southeast along strike, there are several rounded clasts of chalcopyrite, including one as large as 11 by 6 inches, in the same type of rock units as in the La Verde mine. To the northwest, there are anecdotal reports of old mine showings half a kilometer along strike. These areas will be explored as soon as the present mine area exploration is completed. The possibility of finding more ore along strike, beyond the immediate mine area, and at depth, is excellent although there is no assurance that the Company will find this ore. The La Verde sequence of lavas are tilted almost vertical (70 degree dip to the north, and strike N60 degrees west) and can be traced along strike for nearly 1.2 miles.

The basal member is several hundred feet thick. Near the top of this unit, there is a marked changeover in about 60 feet of thickness to the debris flows in that they contain clasts of several different rock types. As the ore, zones are reached the carbonate content of the beds increases and tetrahedrite and chalcopyrite fragments appear. Some beds and portions of beds contain over 50% tetrahedrite. These beds are fine-grained cracked crystal tuffs with coarser clasts that have no alteration rims around the fragments or clasts. The lack of an alteration rim around the clasts means that the sulphide fragments and the rock fragments were at the same temperature as the hot tuff flow when the sulphide zone was ripped up and carried down by the hot debris flow to form the bed.

This means that there had to be a source for the sulphides in the same volcanic pile rock units as the debris flow. This source can not be very far away for the sulphides as they are still large and angular in shape. The coarser sulphide fragments are in the coarser lower portions of each of the size-graded beds and the finer more dust sized sulphide fragments are in the finer upper portion of the graded beds. This means that the sulphides are true fragments moved into the bed as it formed and are not later hydrothermal mineralization deposited long after the rock was formed. Neither is the mineralization related to the regional skarn development peripheral to the stocks coming off the Sinaloa batholith.

La Verde Mine Geology

The La Verde lava flow beds in the ore zones can be considered as crystal and fragmental lahars, or ignimbrites, or rubble volcanic debris flows. Often these flows, which are typically one foot thick, show graded bedding. As the cobbles, pebbles, and finer sand sized volcanic fragments are laid down, the heavier and larger pieces settle to the bottom of the bed and the fragments become successively finer towards the tops of the bed. The next bed will often repeat this size grading feature. This feature is routinely used to tell which side was facing up when beds were laid down.

An important feature of the La Verde mineralization is that the tetrahedrite (silver) and chalcopyrite (copper) minerals follow this upward size grading of successively finer fragments in the mineralized beds. This means that fragments of the sulphides were eroded from somewhere upsweep on the source volcano and then incorporated in the beds as they formed. This kind of mineralization can be expected to continue along strike and down dip for long distances.

Many of the rock fragments are banded chert, massive chemical precipitate chert, coarse calcite crystals with high iron and magnesium content, and rarely clasts of a well mineralized pinky brown latite (adamellite = quartz monzonite) intrusive/ extrusive. The matrix of the debris flows is a medium grained dacite or latite tuff similar to the older unmineralized units but invariably coarser grained. The mineralized beds have abundant broken feldspar crystals, a very few quartz eyes (small patches of usually dark quartz), and lots of calcite disseminated throughout the rock unit.

The chemistry of the mineralized bed units changes to more carbonate rich and has a tendency to alter to green to dark green chlorite around late vein fractures. The chlorite alteration of the older debris free flows of tuff is very weak around crosscutting fractures. No sulphide minerals were seen in either the unmineralized or mineralized flows. There are no alteration rims on the sulphides but there are always chlorite alteration shells on veinlets. The mineralization was not introduced into these units by veining or hydrothermal processes. There are at least three mineralized zones in the La Verde system. Each has a basal or near basal high-grade zone with gradual diminishing of grade upward (Southwest) and finally a marked increase in both carbonate in the groundmass and preponderance of limestone fragments in the debris.

Some of the top flows for each mineralized zone are almost all lime with shards of coarse-grained calcite, fine-grained iron and magnesium rich calcite and sparry (transparent or clear] dolomite. The oldest, eastern, richest and thickest zone has a limited amount of lime and the thickest and richest mineralized layers. The middle zone is narrower than the eastern and has much more carbonate on the west (top) side with less mineralization both in thickness and apparent grade. There is more fine-grained sulphides in this horizon than any of the other two. The last known zone (especially on Level 2 where the sequence is truncated somewhat) has the most lime on the western
(top) side (could be called a carbonate breccial, has a few narrow high-grade beds, and is capped by relatively mafic volcanics. These andesitic to diacritic flows, tuffs and related units seem to be in part sub-aerial. There is much more oxidation of the shards than could be explained by weather or reaction with water.

The Possible Sequence of Events at La Verde

The possible sequence of events to form the La Verde suite of rocks consists of the following:

1. The start is the formation of a large (or cluster of smaller) dacite submarine volcano. There were periodic lava extrusions with strong interaction of the water and the lava. The volcano was in relatively shallow water so that there was insufficient confining pressure from the weight of water to stop the development of steam to burst the lava to dust. The resultant hot debris slid down a paleo slope of the volcano to come to rest in the current location. This sort of volcano building is well known and documented for relatively acidic (quartz rich] volcanoes.

2. Hot spots near the volcano start to accumulate tetrahedrite, chalcopyrite, sphalerite, galena in a patch with zoning of tetrahedrite surrounding a rind of chalcopyrite right over, or just downslope of, the hot spot (hydrothermal vent) and calcite surrounding all and growing coarse crystals over the vent.

3. Debris flows run over the partly consolidated massive sulphide zone picking up fragments and carrying them downslope to rest with coarse clastic sulphides, if the sulphides are very soft (poorly consolidated) they come to rest as fine grained sulphides dispersed in the debris flow.

4. The hot spot cools down with the massive sulphide covered in fine-grained calcite derived from the warm water still coming from the vent. The volcanic activity continues unabated but the debris flow only picks up calcite from the area of the massive sulphide.

5. The hotspring re-activates or another activates nearby with the accumulation of similar mineralization to the first horizon. Either the new hotspot or the reactivated previous hotspot on the older massive sulphide is ripped up by the continuing volcanic activity with accumulation of the sulphide rich debris in the same area as the first event. Some of the clastic debris may be formed by explosive disruption of the sulphide zone caused by the build up of pressure in the vent. Also during this phase, there is the start of the extrusion of mineralized and/or altered feldspar porphyry obviously intimately associated with the mineralization, the formation of a massive sulphide and the heating up of the area to produce the heat engine to make the sulphide rich zone. Clasts of this type of material have only been located in a very few debris zones and they are always large (+12 inches), highly altered (some to clay) and mineralized with tetrahedrite, chalcopyrite and pyrite.

6. The hotspring slows in sulphide deposition for a second time and later reactivates as above. The final slowdown is sooner than in the previous two cycles and there is considerable development of calcite. Some of the carbonate looks like reef development to the point that the debris flows look like fore-reef accumulations of angular and large self-supporting (pieces touch each other] clasts of dolomitic limestone separated by a matrix of tuffaceous lime.

7. A new volcano starts in the area and extrudes considerable thin hot mafic lava. There is no mineralization or acid volcanics visible for the first 400 feet of accumulation. The distance from the mine mineralization to the massive sulphide must be fairly small as we have located both in-place and float pieces of the volcanic debris with thin layers of chemical sediment. This white, banded layer is of the type produced by a vent and covers a large area well beyond the calcite zone. one of these layers has a clast of tetrahedrite that clearly fell onto and disrupted the soft silica/carbonate gel. It is possible the clastic sulphide debris is material ejected from the throat of the hot spring during warming up (steam burst explosions) and the tuff has moved this debris to the site we find at the mine. The ejecta located in the thin chemical sediment is critical for us, as it is very hard to move small particles long distances under water. Unlike air explosions the dispersal underwater is a short distance.

The source of the clastic debris tetrahedrite and chalcopyrite must be within a few hundred feet and probably less than 1500 feet away from the current mining site. The source should have a large flattish mass of chalcopyrite with inter-layered tetrahedrite and calcite. The massive sulphide should be adjacent to an ancient hot spring zone with a dome of pinkish orange potassium feldspar porphyry intrusive/extrusive.

Current Mining Operations

Previous Workings:

The La Verde mine has been gradually established over the past twelve years, with the orebody being developed from an "old timer's prospect" to the +/- 200 ton per day operation which it is today. The La Verde orebody is hosted within the La Verde mountain, and it is being exploited top down through a series of undergr ound drifts and ramps.

Initial mining of the orebody started near the crest of the La Verde mountain, where historical prospectors have driven adits through the uppermost surface extension, leaving part of the orebody exposed. It was here that the first level (Level 1) was started by the current owner, and further below Level 2, which was an adit into the mineralized zone. Levels 1 and 2 collapsed after 5 years of mining, after which the Level 3 adit was subsequently opened. The collapse of Levels 1 and 2 leaves the structure of the orebody clearly exposed.

Current Workings:

Mining method:
Currently, the mining advances by a combination of drifts along the richer mineralized zones, and development of the orebody by driving a spiraling ramp down through (mostly) the orebody to be able to open up new sublevels. The mining method can be considered a mix of room and pillar and shrinkage stoping. The ineffective execution of this method leads to a high dilution and substantial ore being left in place.

Layout:
The ramp is in some parts out of the orebody to protect it from future stoping. From the entrance of Level 3 Sublevel A has been developed, and new sublevels are being developed as the ramp spirals downward. The levels below the entrance are referred to as 3 1/2, with each new sublevel being denoted in alphabetical sequence. At present, the ramp extends down to sublevel 3 1/2 E. At Sublevel A there are a series of drawpoints, which enables the operation to draw broken ore from Level 2. Currently the ramp has descended a total of
222.5 feet down from the adit level.

Level 4 is approximately 328 feet below the entrance of Level 3. The entrance of Level 4 is near the bed of the nearby arroyo on the other side of the Le Verde mountain relative to the Level 3 adit. Level 4 runs SE to the strike of the La Verde ore beds, and has a north crosscut with a raise up to level 3 to be used as an ore shoot and for ventilation. The ramp from Level 3.0 is being continued down to Level 4 to provide the ore trucks a shorter haulage route.

Work method:
The mining breakup method used is by single jack leg mining, and single round random pattern blasting. Blasting method is by ANFO charging and Tovex initiation from caps and black fuse. Drifts are stoped along the richest mineralized zones, which are identified visually, and drilling and blasting is carried out vertically up to 41 feet.

Grade control of the ore is done by visual inspection of the face, and the development has been done with only minimal planning. The consequence has been high pillars left in place, some containing high-grade material.

Mucking of the ore is being carried out by 3 1/2 yd3 rubber tire scoop trams. These dump the ore directly into full road, worthy 10 T dump trucks, which haul the ore to the mill located in Cosala, 9 miles away by road. The trucks drive through the adit and down the ramp directly to the loading area.

Rock stability:
The rock competence factor is extremely high; as testified by the large rooms and stopes left over from the mining advance. No rock control method other than pillaring is used whatsoever, and the ribs and backs are left as they are. Other than usual explosive cracking no excessive rock strain and cracking is observed.

Water:
The mine has no problem with excess water and the need for a large pumping system to keep the workings dry. If anything, the mine experiences an occasional water shortage problem.

Schedule:
The mine works on a single shift basis 6 1/2 days per week. It has no onsite manager, and all operations are planned, lead, and surveyed by a local foreman with no formal training but who is reasonably competent. Currently the mine has an underground labor force of 25 people.

Maintenance
The mining company possesses a workshop and office facilities half a kilometer from the mill. It is here that all major repairs are executed for all mining equipment. A smaller shop exists at the mine but is only used for smaller intermittent repairs.

No maintenance schedule existed, and equipment is repaired only a breakdown basis. In addition, the workshop is run by an independent manager who is onsite only 3 or 4 days per week. There is very little integration between the mining operations and the workshop in Cosala.

Current Milling operations

The mill used to process the La Verde ore is located in Cosala, 10 miles away. It is a nominal 200 tpd flotation plant that consists of the following:

     (a) A small coarse ore bin of +/- 20 ton live capacity

      (b) Two stage closed circuit jaw/cone crushing plant which reduces nominal 1011 (250 mm) ore to minus 3/811 (9mm).

      The jaw is a 2011x3611 single toggle crusher, of a contemporary anti-friction bearing design. It appears to be identical to the one that is installed at La Verde.

     The cone crusher is a 31 or 41 unit of apparent Mexican design an manufacture

     A nominal 41x8l vibrating screen

     (c) Two cylindrical steel fine ore bins each of about 150 tons live capacity

     (d) A single 71x101 - 200 HP ball mill operating in closed circuit with a 1011 hydrocyclone.

     Installation site for a second, apparently smaller mill

     (e) The cyclone overflow flows by gravity to a nominal 61x6l conditioning tank to which reagents are added

     (f) A flotation circuit consisting of 28 cel ls of Denver #24 Sub A, of which 24 cells are used for roughing, and the balance for 3 separate single stage cleaners.

     The very large number of rougher cells was probably a result to the plant having been constructed as a lead-zinc mill.

     (g)A concentrate dewatering circuit which consists of 3 settling sumps and a solar drying pad, which achieve shipping moisture of <10 W moisture content in about 3 days. Hand turning of the partially dried concentrate facilitates drying.

     (h) A tailing pond which is located above the mill, and which uses a 3 stage pumping system to elevate the tailing slurry

The concentrate is shipped by a contractor to a smelter in the state of San Luis Potosi (300 km away by road), usually every 7 to 10 days.

Process Metallurgy:

A 7 month summary for 1997 concentrate is presented below;

    Assay            Distribution(%)
Product     Wt%     Ag(oz./t) Cu(%)      Ag      Cu
Flot conc.   2.7     199     24.00        86.4    86.0
Tailing     97.3        .8    0.11        13.6    14.0
Feed       100.0     198.2    0.75       100.0   100.0

Flotation reagents:
The Cosala mill utilizes the following reagents in the flotation circuit:

* Lime, a pH modifier
* 3 collectors consisting of Cytec 238, Minetek B, a "collector bisulfurado", and xanthate.
* MIBC, a frother

Feed head-grade to the mill is artificially diluted to an average of 7 oz./t Ag - silver due to penalty from the smelter. The smelter does not allow grades greater than 212 oz./t Ag - silver of concentrate. This problem does not exist at most other smelters. It is necessary for Panther Resources to use this smelter due to the small tonnage of concentrate per month.

The mill operates 3 shifts for 6 1/2 days per week. It is led by a mill manager who has no formal training but who is reasonably competent. The mill has a labor force of 25 people.

A small lab is present, which takes daily assays of feed, concentrate and tailings. However, no pre-emptive assaying is done before ore is fed to the mill, which leads to erratic grade feed.

Work Done By Panther Resources To Date Summary

A.  Surface Mapping:

GPR work on the La Verde property started during the due diligence period. Initial geological survey work revealed the La Verde mineralization to be of volcanic origin. The mineralization was found to be in three different beds, composed of two high grade zones and one medium to low grade zone split in two. The mineralized sequence was also found to contain an ademalite (synetic rock fragments) marker zone. This marker zone has been useful in tracing the extent of the mineralized zone on the property.

Geological work undertaken consisted of mapping the structure of the bed sequences at the surface and identifying major features. It was discovered that the La Verde sequence has been offset in different blocks by faulting. This faulting is right angle vertical faulting normal to bedding with vertical offset (which appears to give horizontal movement). Geological mapping also showed the mineralization extent to the northeast, dubbed La

Verde Norte, and to the southeast on the backside of the La Verde mountain, dubbed block 0, and continuing further on to the San Antonio prospect, 1.9 miles further away. Geological surface work showed the possible existence of a massive sulfide deposit through samples, which were banded with thick sulfides.

B.  Underground Mapping:

Initial underground geological surveying revealed a narrow high grade mineral zone separated from the La Verde beds in Level 4, named San Juan. The La Verde mineralization is chiefly chalcopyrite and tetrahedryte. It appears that much of the high grade mineralization in the mine is finely disseminated and less visible and therefore remained unmined by the Mexican operator, now much of it left in pillars.

C.  Geophysical Survey

Following initial geological work a series of geophysical lines were sounded across the strike of the orebody and the La Verde mountain. Six lines 3280 yards long each were done with a depth reading of approximately 820 feet. These lines revealed the continuation at depth of the La Verde mineral beds. In addition, a hidden mineralized sequence, baptized "Navarro" was inferred as being parallel to the south of the La Verde sequence and therefore hidden in the mountain. The geophysical lines also identified another possible separate zone further to the south of the Navarro, baptized "Enrique", and also an as yet unnamed zone 980 feet to the north of Level 3.0

The geophysical and geological work led to the model of the La Verde orebody being continuous over a minimum strike length of 1,970 feet confirmed by the IP and open at either end. This orebody has been faulted and offset into different blocks. Level 1 was mined in block 1, Level 2 in block 2, all current mining (Level 3 and sublevels thereof) occurs in block 3, and Level 4 was initiated in block 4. Block 0 is to the southeast of block 1 and La Verde Norte is to the northwest.

D.  Diamond drilling:

Following completion of the due diligence period and signing of the purchase contract a six hole diamond drill program was initiated. The objectives were to intersect the unmined portions of the La Verde beds at depth in blocks 1 and 2, as well as intersection and identification of the hidden Navarro zone.

Drill results show that although the La Verde beds are continuous along strike and to depth, they have been offset by cross faulting and at depth by dip slip faulting, which has subsequently been identified in underground mapping. Strongest evidence of this faulting is visible in the remaining Level 2 adit and in Level 3.0.

The Navarro zone does not outcrop and the main part could not be reached by diamond drilling because it is hidden behind the La Verde working. Drilling did intercept the keel of the Navarro zone, confirming its existence. Several intervals of sulfide mineralization were identified, which have been interpreted as being the outer limits of the volcanic mineral flow sequence (outer "slivers", or "fingers" of bulk of mineral deposition), on the outside edge of the Navarro zone. In addition, it was interpreted that at least the La Verde zone plunges to the northeast.

Drill interception of the bulk of the high grade zone has proven to be not feasible from surface due to physical/geographical restrictions. The location of the mine workings prohibit an effective interception angle of the Navarro zone from the attempted drill sites, and the La Verde mountain is too steep on the opposite side of the mountain crest to be able to situate a drill pad for intersection of the Navarro zone from the south. Interception at depth of the La Verde zone was not realized because of the previously unmapped dip slip faults, and the suspected exact location of the down dip beds have not been determined accurately enough yet to make another attempt from surface.

Further geological mapping and evidence from the crosscut started at Level 4 has revealed the possibility of additional diagonal intrablock faulting as well. The net effect of the block cross faults and the strike slip dip faults has been the offsetting of the mineralized beds, which caused the miners to believe that these were dying out, as they were unable to locate the faulted off portions. At least half or more of the offset portions of the mineralized beds were never found, and of the portions which they did find a considerable amount of the ore was left as pillars.

9.  La Verde Mine Potential Estimate

The La Verde orebody model can be summarized as follows:
 * Three distinct beds of mineralization (1, 2a, 2b, & 3) in the La Verde
 * Two distinct zones of mineralization (Navarro & La Verde)
 * Possible other zones of mineralization (San Juan, Enrique)
 * Possible additional high grade pods in between mineralized zones & beds
 * offset superimposing of each mineralized bed to produce a net rake
 * Tilting and overturning of the beds to 70 degrees dip
 * Plunging orebodies; La Verde plunging to the northeast, Navarro still undetermined
 * offset faulting; vertical division of orebody into blocks
 * Dip slip faulting; horizontal division of orebody
 * Possible diagonal in[AVH11tra-block faulting
 * Principal mineralization is tetrahedryte and chalcopyrite
 * Fine mineral dissemination; higher grade often less visible

Identified Resources as of March 1998

Seven independent mine blocks have been confirmed in the first 700 m (2296 ft) of strike. Block 2 is known to have a strike of 160 meters (525 ft) and width of 50 meters (165 feet). It is expected to have a vertical extent in excess of 100 m (328 feet), which is shown by the IP, which has shown the mineralization to continue to significant depth. Panther Resources expects to prove up 2 million tonnes in this block.

Five of the other blocks have geologically indicated resources of similar dimensions and tonnage as identified in mine block 2. The remaining ore block 3 has had over 650,000 tonnes of ore mined from it with an additional 650,000 tonnes of indicated reserves remaining.

This is a total resource of almost 14 million tonnes of indicated and inferred reserves of mineable ore in only the first 700 meters (2296 ft) of strike, which remains open at both ends. These abovementioned independent mine blocks are from only 1 (one) area of an additional 7 (seven) areas confirmed by previous trenching, drilling, and mining operations. It is important to note that these estimates do not include the newly discovered orebodies of the

Navarro or the Enrique which have been identified from the IP.

GLOSSARY

Adit: a tunnel driven horizontally into a mountainside providing access to a mineral deposit.

Alteration: change in mineralogical composition of a rock commonly brought about by reactions with hydrothermal solutions.

Amphibolites: metamorphic rock of primarily mafic minerals, chiefly hornblende.

Argillic alteration zone: a form of alteration where the original constituents of a rock are converted to clay minerals.

Arsenic: semi- metallic element often associated with gold and which provides a geochemical indication of possible gold mineralisation.

Artisanal Mining: small-scale mineral exploitation by local people.

Assay: the chemical test of rock samples to determine the mineral content.

Base metal: a non-precious metal- usually refers to copper, zinc, lead, and nickel.

Breccia: a fragmental rock whose components are angular and not water-worn.

Clastic: a descriptive term applied to rock formed from the fragments of other rocks.

Contained ounces: represents ounces in the ground without the reduction of ounces not recovered by the applicable metallurgical process.

Crushing and Grinding: the process by which ore is broken into small pieces to prepare it for further processing.

Dacite: generally volcanic, igneous rock, containing essential plagioclase and quartz.

Diamond drill holes: rotary drilling using diamond impregnated bitB to produce a solid continuous core sample of the rock.

Drift: a horizontal underground tunnel driven alongside or through an ore deposit, from either an adit or shaft, to gain access to the deposit.

Epithermal: a term applied to low temperature (100-200C) hydrothermal process.

Feasibility: program to establish whether a mineral deposit can be successfully mined considering technical and economic parameters.

Flotation: a process by which some mineral particles are induced to become attached to bubbles and float, and other particles sink, BO that the valuable minerals are concentrated and separated from the worthless gangue.

G/t (PPM): grams per ton ( parts per million), a measure of precious metal content in a sample.

Geochemical anomaly: the occurrence of higher than average content of an element in rock or soil.

Geochemistry: study of variation of chemical elements in rocks or soils.

Geophysics: study of the earth by quantitative physical methods.

Geosyncline: a downward flexure of the earth's crust.

Gossan: (to contain a particular) quantity of ore or mineral relative to other constituents, in a specified quantity of rock.

Grade: the amount of valuable mineral in each ton of ore, expressed as troy ounces per ton for precious metals and as a percentage for other metals.

Granodiorite: the intrusive rock with intermediate composition.

Hydro-thermal: pertaining to hot water, especially with respect to its action in dissolving, re-depositing, and otherwise producing mineral changes within the crust of the globe.

Lapilli tuffs: fragments of pyroclastic rocks.

Layback: the amount of material that must be mined for the slope of a pit wall to be at a safe angle.

Leaching: the dissolution of mineral components in rocks and ores by acids or other reagents.

Lode: a tubular or vein-like deposit of valuable mineral between well defined walls of rock.

Massive sulphide: mineralised rock rich in sulphide minerals (>50%)

Mineralisation: rock containing an undetermined amount of minerals or metals.

mineral resource: in-situ mineral occurrence from which valuable or useful minerals may be recovered, according to the Australasian Code, as follows:

1. Inferred: a mineral resource inferred from geoscientific evidence, drill holes, underground openings or other sampling procedures where the lack of data is such that continuity cannot be predicted with confidence and where geoscientific data are not known with a reasonable level of reliability.

2. Indicated: a mineral resource sampled by drill holes, underground openings or other sampling procedures at locations too widely spaced to ensure continuity but close enough to give a reasonable indication of continuity and where geoscientific data are known with a reasonable level of reliability. An indicated resource estimate is based on more data, and therefore more reliable than an inferred resource.

3. measured: mineral resources intersected and tested by drill holes, underground openings or other sampling procedures at locations which are spaced closely enough to confirm continuity and where geoscientific data are reliably known. A measured mineral resource is based on a substantial amount of reliable data, interpretation and evaluation of which a clear determination to be made of shapes, sizes, densities and grades.

Ore: a natural aggregate of one or more minerals which, at a specific time and place, may be mined and sold at profit, or from which some part may be profitable separated.

Orebody: a mineral deposit with sufficient tonnage and grade from which a commodity may be mined, processed and sold economically.

Porphyry: any igneous rock in which relatively large conspicuous crystals are set in a finer-grained groundmass.

Propylitic: a term that may be applied to any kind of a vein, meaning that the ore solution which has furnished the vein filling has also effected a decomposition or alteration of the wall rock as well, so that the walls of the vein consist of clay, talc, etc.

Prospect: mineral occurrence with potential for an economic deposit.

Reconnaissance: first-pass exploration of a large area.

Rhyolite: an igneous rock composed essentially of quartz and alkalic feldspar, or of rock having substantially the same composition.

Shaft: a vertical passageway to an underground mine for moving personnel, equipment, supplies and material including ore and waste rock.

Strike length: the ratio of the number of tons of waste material removed to the number of tons of ore removed, used in connection with open pit mining.

Sulphide ore: a sub-group of refractory ore-mineralised rock in which much of the gold is encapsulated in sulphides and is not readily amenable to dissolution by cyanide solutions-associated with sulphide minerals (primarily pyrite) that have not been oxidised. Some sulphide ore may require autoclaving or roasting prior to milling.

Troy ounce: troy ounce of a fineness of 999.9 parts per 1,000 parts, equal to
31.3034 grams.

Vein: sheet

ITEM 3. LEGAL PROCEEDINGS

The Company, Panther Resources Ltd., currently is neither a party to nor does it have any property which is subject to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 5th, 1998, the Company held a Special meeting of Shareholders at 211
- 1111 West Hastings Street, Vancouver, B.C. V6E 2J3 to approve a change of name from Golden Panther Resources, Ltd. to Panther Resources Ltd. The name change was approved by the shareholders at the Special Meeting with a majority percentage in excess of fifty-five percent (55%) of the total outstanding shares.

On September 26th, 1997, the Company held an Annual Meeting of Shareholders at the Rio Suite Hotel, Flamingo at Valley View, Las Vegas, Nevada to approve (1) Election of Directors; (2) To adopt new By-Laws; (3) To amend Article IV of the Articles of Incorporation (a) changing the authorized capital common stock from 50,000,000 shares of authorized capital common stock with a par value of $0.001 to 100,000,000 shares of authorized capital common stock with a par value of $0.001; and (b) authorizing 10,000,000 preferred shares with a par value of $0.10 to be issued in series; (4) to amend Article III to change the Business purpose; (5) To obtain shareholder approval to provide the Directors with general authority to (a) split the issued and outstanding stock of the Corporation; (b) to issue 2,000,000 of the newly authorized preferred shares;
(c) declare and issue stock options; (6) To obtain shareholder approval to issue Debentures in series; and (7) To obtain shareholder approval to the 1997 Stock Option Plan for the Directors, Officers land key employees of the Company.

Each of the foregoing proposals were approved by the shareholders at the Annual Meeting with a majority percentage in excess of seventy percent (70%) of the total outstanding shares.

On March 26, 1997, the Company held a Special Meeting to approve an Acquisition and Plan of Reorganization whereby the Company acquired all of the issued and outstanding common stock of Golden Panther Resources, Ltd., in exchange for 3,000,000 "unregistered" and "restricted" shares of the Company's common stock. The stockholders also voted to elect the following persons to the Company's Board of Directors: Penny Perfect, J. Michael Pinkney and Katharine Johnston.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Shareholders

At March 31, 1998, there were 1,147 shareholders of record of the Company's common stock.

Market Information

Currently, the Company's common stock is traded over-the-counter and quoted on NASD's bulletin board (the "Bulletin Board") under the symbol 11PTHR11. The high and low bid prices for the Common Stock as reported by the Bulletin Board since April 1, 1996 are listed below. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The reported bid prices have been adjusted to reflect the 1 for 10 stock split that occurred on March 1, 1997 and the 1 for 20 reverse stock split that occurred on March 22, 1997 prior to the share exchange with Golden Panther Resources Ltd.

Calendar Year    Quarter       High          Low
1996           Jan. - March     0.125        0.125
               April - June     0.125        0.01
               July - Sept.     0.125        0.01
               Oct. - Dec.      0.0625       0.01
Calendar Year    Quarter       High          Low
1997           Jan. - March     0.01         0.001
               April - June     3.28         0.25
               July - Sept.     2.05         0.15
               Oct. - Dec.      1.75         .40625
1998           Jan. - March     1.015        0.23

Dividends

The Company has never declared any cash dividends and does not anticipate -paying such dividends in the near future. The Company anticipates all earnings, if any, over the next twelve (12) to twenty (20) months will be retained for future investments in business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. The Company is under no contractual restrictions in declaring or paying dividends to its shareholders.

The future sale of presently outstanding "unregistered" and "restricted" common stock of the Company by present members of management and persons who own more than five percent of the outstanding voting securities of the Company may have an adverse effect on any market that may develop in the shares of the common stock of the Company.

Recent Sales of "Unregistered" Securities

The following unregistered securities have been issued since April ist, 1997 and are previously disclosed in the appropriate 10-QSB's or 8-K filings indexed at the end of this document unless otherwise noted:

                                       offering
Date   No. of Shares                 Title    Price  Rule Reason
                                                             -
Apr. 1/97   3,000,000            Common   $1.00   144 Share Exchange
May 26/97     450,000       Common   $1.00   144 Kutai Property
May 26/97     100,000       Common   $1.00   144 Finders Fee
June 10/97    453,000       Common   $0.74   144 Payment of Advances
June 10/97    225,000       Common   $0.51   144 Payment of Advances
Oct. 23/97  1,500,000       Common   $0.25   144 Management Fees
July 26/97    112,450       Common   $0.75   144  Private Placement
July 26/97  1,000,000       Common   $0.25   Reg  S Private Placement
Oct. 30/97  2,000,000       Common   $0.25   Reg  S Private Placement
Oct. 31/97  1,000,000       Common   $0.80   Reg  S Private Placement
Dec. 11/97    246,000       Common   $1.00   144  Private Placement
Jan. 5/98     150,000*      Common   $1.00   144 Consulting Services
Feb. 5/98     500,000*      Common   $0.50   144 Private Placement

Feb. 5/98     300,000*      Common   $0.36   144 Debt Settlement
Feb. 11/98     50,000*      Common   $0.50   144 Debt Settlement
Mar. 13/98  2,000,000*      Common   $0.25   Reg S Private Placement
Dec. 11/97  2,000,000 Class "A" Preferred $0.10   144  Takeover Avoidance

Subsequent to March 31st the following unregistered shares were issued:

Apr. 13/98     2,035,160         Common  $0.25    144  Private Placement
Apr. 13/98       400,000         Common  $0.50    144  Private Placement
May 6/98          30,000         Common  $0.30    144 Staff Compensation

   * have not previously been disclosed.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company. The Company's financial condition and results of operations are not necessarily indicative of what may be expected in future years. Unless otherwise indicated, all references to dollars are to U.S. dollars.

Panther has been in continuous operations for three years. The Company was formed in 1995 and operated in the private stage for two years until March, 1997 when the Company began operating as a publicly traded company.

General

Panther Resources Ltd. (herein referred to as Panther) is an international natural resources company with silver exploration and development interests in Mexico. Panther was founded in the Province of British Columbia Canada for the purpose of exploring, developing and producing precious metals internationally. Panther has a long-term strategy to aggressively acquire and develop diversified natural resource properties. The Company's business approach in the future will be to combine its own exploration and operational skills with the financial strength of a major partner.

Management's Discussion of Past Results

Indonesian Interests: At the current time the Company, Golden Panther Resources, Ltd. is waiting for the final approval of their seventh generation Contract of work (COW) for the Kutai property located on the island of Kalimantan in Indonesia. The Contract of work is held by our wholly owned subsidiary, Golden Panther Resources Ltd., a B.C. registered company. our joint venture partner, PKA ( Pt. Pertiwi Kencana Abadi) has informed the company in writing that our seventh generation COW has been accepted by the Department of Mines in Indonesia although the company has not yet received the final documentation.

In early April of 1997, the Bre-Ex scandal caused a major shift in the ability to get funding for any mining company that held Indonesian mineral property assets. In fact, it strained the Company's financial reserves to be in a country that had no appeal to investors. In July of 1997, the Company decided to put its operations in Indonesia on hold until the market conditions were more favorable.

During this time of political and economic upheaval in Indonesia, the company decided to focus on developing new acquisitions in a country with a more favorable working environment. The Company was left with total liabilities in Indonesia of approximately $50,000 (excluding disputed salaries) and wrote off approximately $50,000 worth of equipment and furniture. The company has retired approximately $20,000 of this debt and currently has remaining liabilities of $32,000. With respect to the disputed salaries, the Company has notified the senior staff responsible for Indonesia, that some unpaid wages are in dispute until all employees return equipment and corporate documents to the Company. These disputed amounts totaled $49,000. Since none of the equipment or corporate data was returned to the company within the ensuing six month period, the Company assumed they were not going to be returned and wrote off the salaries against the loss of assets.

Mexico

On November 30, 1997, the Company entered into an agreement with Minera Humaya S.A. de C.V. to purchase 100% of the assets for a total of $14 million to be paid in incremental payments. At the time of signing this agreement the company had a commitment to pay $250,000 on signing. The payment schedule was as follows: $750,000 on February 28, May 28, and August 28, 1998, $4.5 million on November 28th, 1998 and $1,750,000 on February 28, May 28, August 28, and November 28, 1999. This final agreement with these payments was presented first to the seller as an equity situation wherein the company would immediately own 100% of the property and the revenues and would issue redeemable preferred stock as full payment. They were to be redeemed in the amounts aforementioned. As the negotiations proceeded, the seller decided against accepting preferred shares and the company signed the agreement so as not to put the property acquisition in jeopardy. However, it soon became apparent that these property payments were too onerous given the state of the market for minerals and for mining stocks in general. Certainly the company wanted to preserve its right to the property and devote more money to exploration so we approached the seller with a request to re-enter the negotiations for the acceptance of equity rather than just make property payments. We also requested a delay in any further payments during this negotiating period.

To date, the Company has paid the shareholders of Minera Humaya the following amounts: $50,000 upon signing the letter of intent in August 1997, $250,000 upon signing the agreement in November 1997 and $450,000 in February 1998.

In May of 1998 the company entered into an amended agreement with the seller to reduce the payments to the following: on November 30, 1998 $300,000, on May 30, 1999 - $500,000, On November 30, 1999 -$750,000 and a final payment of
$12,000,000 on May 30, 2000. In addition, the company agreed to pay $300,000 for the purchase of the necessary equipment to upgrade the production capabilities to 450 tonnes/day from 200 tonnes/day. This is to be paid in two payments: $150,000 30 days after the amendment is signed and the balance of $150,000 30 days after the mill capacity has been increased to 450 tonne/day. Although the amounts of the payments do not match with the initial agreement, the company is not delinquent in any payments and has a good working relationship with the sellers of the property. At the present time we are still talking with the vendors about paying for the acquisition through an equity issuance of stock in Panther Resources.

Results of Operations
The Company is a mining exploration and development company with no current operating income or cash flow. The only source of revenue is interest income.

The Company realized a net loss from operations of $2,973,706 during the calendar year ended March 31, 1997.

The General and Administrative expenses of $2,970,269 are comprised of the following expenses: Cash and non-cash items - $1,385,000 in payment of services for 1996 and 1997 including restricted stock awards. $36,500 legal and accounting costs. $230,000 for advertising and promotion costs. $96,500 for travel and accommodation. The remaining expenses are general expenses normally related to a mining company. The Company also incurred other expenses, comprised of $213,000 of bad debt expense and $146,000 of loss of assets in Indonesia. There are no comparative figures to 1997 or 1996 as the Company was a private mining company at that time.

Liquidity and Capital Requirements

Panther's financial performance is dependent on many external factors. World prices and markets for oil, gas, and minerals are cyclical, difficult to predict, volatile, subject to governmental fixing or controls and respond to changes in domestic and international political, social and economic environments. Additionally, in the current period of worldwide economic upheavals, the availability and the cost of funds for production of mineral properties have become increasingly hard to project. These changes and events could materially affect the financial performance of Panther.

As of March 31, 1998, the company had a working capital deficiency of $492,225. At this time, the company does not have adequate cash for all of its planned operations and payments for the next twelve months. It will be necessary for the company to raise additional operating funds, seek a financial partner, do a joint venture on one of its properties or restructure the company. Consequently, should the company be unsuccessful in its efforts to raise additional operating funds or find a financial partner, there may be substantial doubt as to the economic viability of the ongoing success of the Company. The Company believes that it will be able to finance its currently planned exploration and other operating activities in the foreseeable future through the issuance of preferred shares, or selling a joint venture interest, or selling one of its properties. There can be no assurance that the funding will or can be secured on terms favorable to the Company.

Risks and Uncertainties

The Company is subject to various risks and uncertainties, substantially all of which are inherent to conducting mineral exploration activities in foreign jurisdictions. Foreign investments are subject to taxation imposed at various levels within each country, capital investment and repatriation limitations, and the effects of changes in foreign currency rates. Environmental laws imposed presently or in the future may also result in additional costs of conducting mineral exploration or mining activities. Finally, amounts recorded by the Company as mining claims and deferred exploration are dependent upon the discovery of economically recoverable reserves, the Company's ability to obtain financing to develop the properties, and the ultimate realization of profits through future production or sale of properties.

The risks and uncertainties inherent to the Company's business, in concert with limited capital resources, result in substantial risk to investors. However, the Company's strategic plan is directed toward reducing overall exploration risks while maintaining substantial potential for economic gain from discoveries and production of mineral resources. Specific elements of the Company's risk management program include acquiring a diverse portfolio of high potential prospects based on findings from advanced technologies and using joint ventures to preserve working capital while conducting substantial exploration programs. Risks and uncertainties will be further mitigated as the Company develops stability in its working capital be developing or retaining interests in production.

Title to Mineral Properties

Although it is the Company's policy to confirm the validity of its rights to title to, or contract rights with respect to, each mineral property in which it has a material interest, there is no guarantee that title to its properties will not be challenged or impugned. Title insurance generally is not available, and the Company's ability to ensure that it has obtained secure claim to individual mineral properties or mining concessions may be severely constrained. The Company has conducted surveys of all of the claims in which it holds direct or indirect interests and, therefore, the precise area and location of such claims is not in doubt.

Mining Risks and Insurance

The business of mining is generally subject to a number of risks and hazards, including adverse environmental effects, industrial accidents, labor disputes, technical difficulties posed by unusual or unexpected geologic formations, cave-ins, flooding and periodic interruptions due to inclement or hazardous weather conditions. Such risks can result in damage to and destruction of mineral properties or producing facilities, as well as personal injury, environmental damage, delays in mining, monetary losses and possible legal liability. Although the Company intends to maintain, insurance with respect to its operations and mineral properties within ranges of coverage consistent with industry practice, no assurance can be given that such insurance will be available at economically feasible premiums. Insurance against environmental risks (including potential liability for pollution or other disturbances resulting from mining exploration and production) is not generally available to the Company.

Foreign Operations

The Company currently conducts exploration activities in countries with developing economies, including Mexico and Indonesia. Both of these countries have experienced recently, or are experiencing currently, economic or political instability. Hyperinflation, volatile exchange rates and rapid political and legal change, often accompanied by military insurrection, have been common in these and certain other emerging markets in which the Company may conduct operations. The Company may be materially adversely affected by possible political or economic instability in any one or more of those countries. The risks include, but are not limited to terrorism, military repression, expropriation, changing fiscal regimes, extreme fluctuations in currency exchange rates, high rates of inflation and the absence of industrial and economic infrastructure. Changes in mining or investment policies or shifts in the prevailing political climate in any of the countries in which the Company conducts exploration and development activities could adversely affect the Company's business. operations may be affected in varying degrees by government regulations with respect to production restrictions, price controls, export controls, income and other taxes, expropriation of property, maintenance of claims, environmental legislation, labor, welfare benefit policies, land use, land claims of local residents, water use and mine safety. The effect of these factors cannot be accurately predicted.

Holding Company Structure Risks

The Company currently conducts, and will continue to conduct, all of its operations through subsidiaries. The Company's ability to obtain dividends or other distributions from its subsidiaries may be subject to, among other things, restrictions on dividends under applicable local law and foreign currency exchange regulations in the jurisdictions in which the subsidiaries operate. The subsidiaries, ability to pay dividends or make other distributions to the Company may also be subject to their having sufficient funds from their operations legally available for the payment thereof which are not needed to fund their operations, obligations or other business plans. In the event of a subsidiary's liquidation, there may not be assets sufficient for the Company to recoup its investment therein.

Dependence on Key Personnel

The Company is dependent on the services of certain key executives including the Chief Executive Officer and the President. The loss of these persons, other key executives or personnel, or the inability to attract and retain the additional highly skilled employees required for the expansion of the Company's activities, may have a material adverse effect on the Company's business or future operations. The Company does not intend to maintain "Key-man" life insurance on any of its executive officers or other personnel at this time.

Metals Market Overview: Silver Market

Silver has traditionally served as a medium of exchange, much like gold. while silver continues to be used for currency, the principal uses of silver can be divided into three main categories: (i) industrial uses, primarily electrical and electronic components; (ii) photography; and (iii) jewelry and silverware. According to the CPM Group (11CPM11), in 1997, approximately 798.9 million ounces of silver were consumed for these and other industrial purposes, up 5.5 percent from 1996. Silver's strength, malleability, ductility, thermal and electrical conductivity, sensitivity to light and the ability to endure extreme changes in temperature combine to make silver a widely used industrial metal. Specifically, it is used in batteries, computer chips, electrical contacts and high-technology printing. Silver's anti-bacterial properties also make in valuable for use in medicine and in water purification.

Most silver production is obtained from mining operations for which silver is not the principal or primary product. Approximately 78 percent of mined silver is produced as a by-product of mining of lead, zinc, gold or copper deposits. CPM estimated that recycled or secondary production accounts for a decreasing proportion of total silver supply, approximately 27 percent of total silver production in 1997, compared to an average of 31 percent of aggregate silver production between 1980 and 1990. CPM further estimates that total silver supply from mine production, recycling and estimated dishoarding and government stockpile sales has been insufficient to meet industrial demand since 1990, and stockpiles have been diminishing. CPM studies indicate that approximately 584.7 million ounces of silver were supplied from all sources in 1997, up 5.8 percent from 1996. Mine production of silver rose 6.1 percent to
419.7 million ounces.

The following table sets forth the London Silver Market's annual average, high and low spot price of silver in U.S. dollars per troy ounce since 1977.

    Year           Average       High    Low
                    (dollars per troy ounce)
1977                $4.63        $4.97  $4.31
1978                 5.42         6.26   4.82
1979                11.06        32.20   5.94
1980                20.98        49.45  10.89
1981                10.49        16.30   8.03
1982                 7.92        11.11   4.90
1983                11.43        14.67   8.37
1984                 8.14        10.11   6.22
1985                 6.13         6.75   5.45
1986                 5.46         6.31   4.85
1987                 7.01        10.93   5.36
1988                 6.53         7.82   6.05
1989                 5.50         6.21   5.04
1990                 4.83         5.36   3.95
1991                 4.06         4.57   3.55
1992                 3.95         4.34   3.65
1993                 4.31         5.42   3.56
1994                 5.28         5.75   4.64
1995                 5.19         6.04   4.41
1996                 5.19         5.83   4.71
1997                 5.17         6.27   4.22

Source: Silver Institute and Kitco

Conversion Table

In this Form 10-KSB, figures are presented in both United States standard and metric measurements. Conversion rates from United States standard to metric and metric to United States standard measurement systems are provided in the table below.

U.S. Measure        Metric Unit   Metric Measure U.S. Unit
2.47 acres          1 hectare    0.4047 hectares 1 acre
3.28 feet           1 meter      0.3048 meters   1 foot
0.62 miles          1 kilometer  1.609 kilometer 1 mile
0.032 ounces (troy) 1 gram      31.103 grams     1 ounce
1.102 tons          1 tonne      0.907 tonnes    I ton

Year 2000 Date Conversion

The inability of computer programs to correctly interpret the century from a date which consists of two-digit years, does not appear to be a significant problem to the Company. As of March 31, 1998, the Company has no mainframe or central database. The Company's accounting system is directed by personal computers and software. Although minor adjustments may be required on the software applications, these costs will be immaterial. To further mitigate the risk of loss of data, the Company intends to perform regular tape back-ups of all files, contact software manufacturers about updates to their products and keep informed of the latest developments concerning year 2000 issues.

ITEM 7. FINANCIAL STATEMENTS

Financial Statements for the year ended March 31, 1998

Independent Auditors Report

Consolidated Balance Sheet - March 31, 1998

Consolidated Statement of Operations for the period ended March 31, 1998

Consolidated Statements of Stockholders Equity to March 31, 1998

Consolidated Statements of Cash Flows to March 31, 1998

Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                  PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive officers

Identification of Directors and Executive officers: The following information is as of March 31, 1998, and is provided with respect to each director and executive officer. The term of office for each director is specified and noted in the table below. The executive officers serve at the discretion of the Board.

Directors of the Company receive no cash compensation for their services as directors, other than reimbursement for certain expenses in connection with attendance at board meetings.

The following individuals were elected as Directors at the Company Annual General Meeting held September 26, 1997.

Name, Age and Other                Principal occupations of Employment and
Positions Held with the company    Occupation for the Past Five Years

GORDON J. MUIR                President/Director of Golden Panther Resources
Chief Executive officer       Ltd.; President/Director of PT Golden Panther
Chairman of the Board         Resources; Secretary/Director of Panther Group
Ltd.; President/Director      Investments Ltd.; From 1994 -1997 Director and
of Golden Panther             later Chief Executive Officer of Urban Resource
Age:         44               Technologies Inc.; Prior to 1994 Self Employed
Term of office:  3 years      Investor.

PENNY PERFECT                 Director of Golden Panther Resources Ltd.
President                     President/Director of Panther Group Ltd.
Vice-Chairman of the Board    Director of Golden Panther Investments Ltd.;
Age: 44                       From 1996-1997 Director and later President
Term of office: 3 years       of Urban Resource Technologies Inc.; Prior to
                              1994 Owner of Worldwide Investor Network Corp., a firm specializing in corporate finance, investment banking and venture capital financing

KATHARINE JOHNSTON            Director of Golden Panther Resources Ltd.
Executive Vice-President,     Secretary of Panther Group Ltd.; From
Legal & Finance               November, 1996 to August, 1997 Director and
                              Vice-President of Urban Resource Technologies
Age: 44                       Inc.; From 1987 to 1997 President of Keremy
Term of office: 2 years       Mngt. Services Ltd., a private company providing
                              Free lance Legal Assistant Services and
                              Administration of public companies.

F. BRYSON FARRILL             Financial Consultant; Director of Devine
Chief Investment Officer      Entertainment Corp. 1994 to date; director of
                              Solar Pharmaceutical Ltd. 1997 to date;
Age:  62                      Director of Futurelink Distribution Corp.
Term of Office: 1 year        1998 to date

ROBERT NEEDHAM                Principal of Needham & Associates
                              Mining Management Consultants;
Age:  69                      1992 - 1994 Managing Director and CEO
Term of Office: 1 year        mineral Resources Development Company;
                              1994 - present Chairman and CEO, Tri-Star
                              Gold, Inc. and Managing Director of
                              Minesupplies Limited Ghana;
                              1995 - present Director, International
                              Tournigan Corporation Inc., Canada
                              1995 - present Director of Diversified
                              Minerals Resources, Australia

Subsequent Events:

ALEXANDER VAN HOEKEN          Director of PT Golden Panther Resources
Vice-President                Operations Superintendent of Royal Boskaus,
Corporate Development,        from 1993 to 1996; Director of Urban Resource
                              Technologies Inc.

Mr. Van Hoeken resigned as Director on June 2, 1998.

ANDREW RACZ                   Executive Vice-President of CPM Group, March
                              1998 to present; Employed by Bishop, Rosen, a
Age: 60                       member of the NYSE from May, 1995 to March,
Term of Office:               1998; Private Consultant from 1994 to May, 1995
Until next annual general
meeting

Mr. Racz was appointed as a Director on June 19, 1998.

Family Relationships

Gordon Muir and Penny Perfect are married. There are no other family relationships between any other Directors or executive officers of the Company either by blood or marriage.

Involvement in Certain Legal Proceedings

In 1991, Ms. Penny Perfect became subject to an order of the Alberta Securities Commission restricting her from trading in securities for a period of three years from the date of said order. This Order expired on July 31, 1994 and Ms. Perfect subsequently was approved as a Director of a publicly traded company on the Alberta Stock Exchange in December, 1995.

To the knowledge of management, during the past five years, no present or former director or an executive officer of the Company:

1) Filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2) Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

3) Was the subject of any order, judgement or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his involvement in any type of business, securities or banking activities (except as previously noted);

4) Was found by a court of competent jurisdiction in a civil action by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgement in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes certain information concerning executive compensation paid or accrued for each of the Company's last three fiscal years to the Company's Chief Executive Officer, President and Executive
Vice-President (as determined at March 31, 1998).

                                  SUMMARY COMPENSATION TABLE

                ANNUAL COMPENSATION          LONG TERM COMPENSATION
                                           Award              Payouts

Name and  Fiscal              Other Annual    Stock Options/ LTIP  All Other
Position  Year   Salary Bonus Compensation    Award SARs(#)Payout Compensation

Gordon Muir 1998 $262,500 $100,000    None    200,000  400,000  0   0
CEO              (accrued)

Penny Perfectl998$262,500 $100,000    None    200,000  400,000  0   0
President        (accrued)

K. Johnston  1998 $51,000  $25,000    None    100,000  100,000  0   0
Vice-President

Jon Dooley   1997   -0-      -0-       -0-      -0-       -0-  -0- -0-
CEO

Jon Dooley   1996   -0-      -0-    $13,950     -0-       -0-  -0- -0-
CEO

Jon Dooley   1995   -0-      -0-    $55,800     -0-       -0-  -0- -0-
CEO

Richard Surber 1995 -0-     $2,473     -0-      -0-       -0-  -0- -0-
President

Penny Perfect and Gordon Muir have never drawn a cash salary from the Company. All funds due Ms. Perfect and Mr. Muir for both salary and corporate expenditures have been settled by the issuance of shares.

Employment Contracts

Panther Group Ltd. entered into a Consulting Agreement with Micro-America, Inc. (a private Bahamian company controlled by Gordon Muir) for a term of five years expiring December 31, 2002. The agreements provides for, inter alia, the following remuneration: In 1998 $500,000 U.S. per annum; in 1999 $650,000 U.S. per annum; in 2000 $750,000 U.S. per annum; in 2001 $850,000 U.S. per annum and in 2002 $1,000,000 U.S. per annum. The agreement also provides for bonus', restricted stock awards and stock options as well as other corporate benefits in consideration of Mr. Muir providing exclusive service to the Company. This agreement was approved by the Board of Directors of Panther Resources Ltd. on January 6, 1998.

Panther Group Ltd. entered into a Consulting Agreement with Jupiter Consultants Inc. (a private Bahamian company controlled by Penny Perfect) for a term of five years expiring December 31, 2002. The agreements provides for, inter alia, the following remuneration: In 1998 $500,000 U.S. per annum; in 1999 $650,000 U.S. per annum; in 2000 $750,000 U.S. per annum; in 2001
$850,000 U.S. per annum and in 2002 $1,000,000 U.S. per annum. The agreement also provides for bonus', restricted stock awards and stock options as well as other corporate benefits in consideration of Ms. Perfect providing exclusive service to the Company. This agreement was approved by the Board of Directors of Panther Resources Ltd. on January 5, 1998.

Panther Group Ltd. entered into a Consulting Agreement with Mandarin Enterprises Inc. (a private B.C. company controlled by Katharine Johnston) for a term of five years expiring December 31, 2002. The agreements provides for, inter alia, the following remuneration: In 1998 $60,000 U.S. per annum; in 1999 $70,000 U.S. per annum; in 2000 $90,000 U.S. per annum; in 2001 $120,000
U.S. per annum and in 2002 $180,000 U.S. per annum. The agreement also provides for bonus', restricted stock awards and stock options as well as other corporate benefits in consideration of Mrs. Johnston providing exclusive
service to the Company.   This agreement was approved by the Board of
Directors of Panther Resources Ltd. on January 6. 1998.

The Company has a consulting contract with Jose Manuel Madero Garza of Mexico to assist in its exploration activities in Mexico. The contract calls for a monthly fee of $2000 to be accrued on a quarterly basis starting August 1, 1997 and to be used exclusively for the exercise of stock options. As part of this contract, Mr. Jose Manuel Garza owns the right to exercise 200,000 stock options within a four year period equivalent to 50,000 stock options per year at a strike price of $ .50/share every three months.

Bonuses and Deferred Compensation

The Board of Directors granted bonuses to the individuals noted above in recognition of their extra-ordinary service and commitment to the company. The bonuses were used to exercise stock options.

Compensation Pursuant to Plans
    None

Pension Table
    None - not applicable

Other Compensation

None of the Directors receive a fee for serving as Directors of the Company. Directors are reimbursed for direct out-of-pocket expenses for attendance at meetings of the Board of Directors and for expenses incurred for and on behalf of the Company.

The Company has adopted a policy of reimbursing F. Bryson Farrill for his expenses, incurred in the course of conducting business on behalf of the Company.

Compliance with Section 16 of the Exchange Act.

The following table sets forth the names of each person who, at any time during the fiscal year ended March 31, 1998, was a director, executive officer, or beneficial owner of more than ten percent of the Common Stock ("Reporting Person"), and failed to file on a timely basis reports required by
Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), during such fiscal year or prior fiscal years:
                                                               Known failure
       Number of       Number of Transactions Not              to file a
Name   Late Reports    Reported on a Timely Basis              Required Report

None

However, the Company has no knowledge if Alexander Van Hoeken who resigned as a Director on June 2, 1998, See item 9, "Directors and Senior Officers", complied with Section 16(a) as the Company has not been provided with copies of any Form 4's prepared and filed by Mr. Van Hoeken. The Company provided every Director with written notification as to the filing requirements for insider trading.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the stock ownership as of March 31, 1998, of: (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Company's common stock; and (ii) directly or indirectly by each director, by each person who was an executive officer during the fiscal year ending March 31, 1998 and by directors and executive officers of the Company as a group:

(i)      Larger than 5% shareholders
                                              Number      Percentage
Title of Class  Beneficial Owner               of Shares Of Class
Common     Gordon J. Muir - CEO/Director      4,502,000     17%
           23B - 1500 Alberni Street,
           Vancouver B.C. V6G 3C9

Common     Penny Perfect - Pres./Director     4,502,000     17%
           23B - 1500 Alberni Street,
           Vancouver B.C. V6G 3C9

(ii) Shareholdings of Directors and Executive officers

                                               Number      Percentage
Title of Class     Beneficial Owner                 of Shares Of Class

Common             Gordon J. Muir - CEO/Director    4,502,000  17%
Class A Preferred  Gordon J. Muir - CEO/Director      875,000  44%
                   23B - 1500 Alberni Street,
                   Vancouver B.C. V6G 3C9

Common             Penny Perfect - Pres./Director   4,502,000  17%
Class A Preferred  Penny Perfect - Pres./Director     875,000  44%
                   23B - 1500 Alberni Street,
                   Vancouver B.C. V6G 3C9

Common             Katharine Johnston-V.P./Director   110,000  .004%
Class A Preferred  Katharine Johnston-V.P./Director   100,000  .05%
                   3400 Norcross Way,
                   North Vancouver, B.C. V6E 4E4

Common             F. Bryson Farrill - Director        57,000  .002%
Class A Preferred  F. Bryson Farrill - Director        25,000  .01%
                   305 Old Oaks Road, Fairfield,
                   Connecticut 06432 U.S.A.

Common             Robert Needham - Director            nil
                   F 57/8 Abafum Cres. North. Labone,
                   Accra, GHANA

Common      All executive officers and directors
            as a group (five persons)               9,171,000   34%

Class A Preferred  All executive officers and directors
                   As a group (four persons)           1,875,000   94%

If Class "All Preferred were converted to common shares
On a five to one ratio, the total owned by the Directors
And Executive Officers would be:                      18,546,000   52%

Subsequent to March 31st, 1998 there was the following additions to the share positions of the Directors and Senior Officers are as follows:

                                                   Recent       Total Shares
         Title of Class      Beneficial owner   Acquisitions    Held to Date

Common      Gordon J. Muir     CEO/Director          1,332,000      5,834,000
Common      Penny Perfect      Pres./Director        1,332,000      5,834,000
Common      Katharine Johnston - V.P./Director         150,000        260,000
Common      All executive officers and directors
            as a group (five persons)               11,985,000-        40%

If Class "All Preferred were converted to common shares
on a five to one ratio, the total owned by the Directors
And Executive Officers would be:                    21,360,000         53%

1997 and 1998 STOCK INCENTIVE PLANS

Stock Incentive Plans were adopted in 1997 and 1998 authorizing the issuance of the following shares to Directors, Executive Officers, Employees and Consultants of which the unexercised balances are as follows:

Year        Stock Options    Price per share     Optionee
1997          972,000       $0.50           (1)
1998        1,291,000       $0.30           (2)
1998          200,000       $0.50            Bryson Farrill
1998          200,000       $0.75            Robert Chapman

(1) 1997 Optionees                     (2)  1998 Optionees

Gordon Muir         200,000 shares      Gordon Muir        400,000 shares
Penny Perfect       200,000 shares      Penny Perfect      400,000 shares
Katharine Johnston   50,000 shares      Katharine Johnston 300,000 shares
Robert Needham       25,000 shares      Robert Needham      25,000 shares
Michael Pinkney      25,000 shares      Anthony Canzi       20,000 shares
William DeMorrow     50,000 shares      Linda Conceicao      5,000 shares
Management Company  125,000 shares      F. Marshall Smith   50,000 shares
William Pinkeny      75,000 shares     Robert Chapman      30,000 shares
Jose Madero         172,000 shares      Neil Rand           56,000
Alex Burton          50,000 shares

PREFERRED SHARES

At the Annual General Meeting of the shareholders of the company held September 26, 1997 a Resolution was passed (a) authorizing 10,000,000 preferred shares with a par value of $0.10 to be issued in series and (b)

obtaining shareholder approval to provide the Directors with general authority to issue 2,000,000 of the newly authorized preferred shares. The Board authorized the creation of a class of 2,000,000 Class "All preferred shares on December 11, 1997. The Class "All preferred shares have the following features:

     1. each preferred share to convert into 5 underlying common shares at a conversion price of $0.75 per common share;
     2. each holder of Preferred Shares shall be entitled to five (5) votes for every preferred share held to vote on any matters brought before the shareholders of the Company;
     3. The process for conversion will be as follows:

     (a) a cheque made payable to the Company (the number of common shares at $0.75 per share), or written notification from the preferred shareholder to redirect funds owing or compensation due from the Company towards the conversion of the preferred shares into common;
     (b) surrender of the share certificate for the preferred shares to the Company. If the shareholder is not redeeming the entire number of preferred shares, a Preferred Share Certificate for the number of preferred shares not converted will be reissued;
     (c) Upon resignation or termination from the Company these shares will be cancelled immediately.

The Class "All Preferred Shares were issued as an anti-takeover provision so that management had an effective tool to stock hostile takeovers. The shares were issued as follows:

Shareholder                   No. of Preferred Shares
Jupiter Consultants Inc.                 875,000
Micro-America, Inc.                      875,000
533056 B.C. Ltd.                         100,000
Mandarin Enterprises Inc.                100,000
F. Bryson Farrill                         25,000
J. Michael Pinkney                        25,000

Total                                  2,000,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transaction with Management and Others

During the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships

During the past two years, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 an in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management

During the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer

Except and to the extent that Gordon Muir and Penny Perfect may be deemed to be a parent of the company by virtue of their substantial stock ownership, the Company has no parents.

Transactions with Promoters

During the past two years, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 an in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K

     8-K dated July 26, 1997 and filed with the Securities and Exchange Commission on December 10, 1997.

     8-K dated November 28, 1997 and filed with the Securities and Exchange Commission on December 17, 1997.

     8-K dated February 5, 1998 and filed with the Securities and Exchange Commission on February 28, 1998.
                                         Exhibit
Exhibits*                                Number

     (i)

     Certificate of Amendment to the     3.1
     Articles of Incorporation

     Amended and restated By-Laws       3.2


      Joint Venture Agreement between        10
      Golden Panther and P.T.

      English Translation of the Amending    **
      Agreement between Golden Panther
      Investments Ltd. and Minera Humaya
      dated November 30, 1997 regarding the
      restructuring of the payments

      Subsidiaries of the Registrant         21

      Financial Data Schedule                27

     **    These documents and related exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 19034, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Panther Resources Ltd.

Dated June 26, 1998                  By:/s/Gordon J. Muir
                                     Gordon J. Muir
                                     CEO/Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.

      Signature                Title           Date

/s/Gordon J. Muir           Director     June 26, 1998
Gordon J. Muir

/s/Penny Perfect            Director     June 26, 1998
Penny Perfect

/s/Katharine Johnston       Director     June 26, 1998
Katharine Johnston

----------------------      Director     June___, 1998
Bryson Farrill

/s/Robert Needham           Director     June 26, 1998
Robert Needham

/s/Andrew Racz              Director     June 26, 1998
Andrew Racz

                     PANTHER RESOURCES LTD.
           (Formerly Golden Panther Resources, Ltd.)
                 (A Development Stage Company)

               CONSOLIDATED FINANCIAL STATEMENTS

                    March 31, 1998 and 1997

                  INDEPENDENT AUDITORS' REPORT


The Board of Directors
Panther Resources Ltd.
(Formerly Golden Panther Resources, Ltd.)
(A Development Stage Company)
Vancouver, B.C. Canada

We have audited the accompanying consolidated balance sheet of Panther Resources Ltd. (formerly Golden Panther Resources, Ltd.) (a development stage company) as of March 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panther Resources Ltd. (formerly Golden Panther Resources, Ltd.) (a development stage company) as of March 31, 1998 and the consolidated results of its operations and its cash flows for the year ended March 31, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company is a development stage company with no significant operating results to date which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/S/Jones, Jensen & Company
Jones, Jensen & Company
Salt Lake City, Utah
June 18, 1998

                            PANTHER RESOURCES LTD.
            (Formerly Golden Panther Resources, Ltd.)
                  (A Development Stage Company)
                    Consolidated Balance Sheet
                              ASSETS
                                                             March 31,
                                                              1998
CURRENT ASSETS

 Cash                                                $             -
 Prepaid expenses                                                  25,983

  Total Current Assets                                             25,983

FURNITURE AND EQUIPMENT, NET (Note 4)                              73,665

OTHER ASSETS

 Mineral properties and deferred expenditures (Note 5)          3,024,905
 Deposits                                                          24,717

  Total Other Assets                                            3,049,622

  TOTAL ASSETS                                       $          3,149,270

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Cash overdraft                                  $             22,245
     Accounts payable                                             238,922
     Notes payable (Note 6)                                       230,700
     Management fee payable (Note 7)                               26,371

          Total Current Liabilities                               518,238

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY

     Preferred stock: 10,000,000 shares
     authorized of $0.10 par value,
     2,000,000 shares issued and outstanding                      200,000
     Common stock: 100,000,000 shares authorized
     of $0.001 par value, 29,161,100 shares issued
     and outstanding                                               29,161
     Additional paid-in capital                                 7,266,636
     Stock subscription receivable                               (254,281)
     Currency translation adjustment                              268,031
     Deficit accumulated during the development stage          (4,878,515)

          Total Stockholders' Equity                            2,631,032
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $     3,149,270

                     PANTHER RESOURCES LTD.
           (Formerly Golden Panther Resources, Ltd.)
                 (A Development Stage Company)
             Consolidated Statements of Operations
                                                             From
                                                          Inception on
                                                          November 10,
                                   For the Years Ended    1995 Through
                                         March 31,          March 31,
                                     1998         1997        1998
REVENUES                           $       -    $      -     $        -

EXPENSES

 General and administrative          2,970,269    1,086,816      4,203,006
 Depreciation                            3,437        5,492          8,929

  Total Expenses                     2,973,706    1,092,308      4,211,935

LOSS FROM OPERATIONS                (2,973,706)  (1,092,308)    (4,211,935)

OTHER INCOME (EXPENSE)

 Write off of mineral property        (145,900)    (303,148)      (449,048)
 Bad debt expense                     (213,313)         -         (224,941)
 Interest income                           342        7,067          7,409

  Total Other Income (Expense)        (358,871)    (296,081)      (666,580)

NET LOSS                    $       (3,332,577) $(1,388,389)  $ (4,878,515)

NET LOSS PER SHARE OF
 COMMON STOCK               $            (0.16) $     (0.46)

                          PANTHER RESOURCES LTD.
                (Formerly Golden Panther Resources, Ltd.)
                      (A Development Stage Company)
             Consolidated Statements of Stockholders' Equity

                                                                 Additional
                        Preferred Stock        Common Stock       Paid-In
                      Shares      Amount     Shares    Amount     Capital
Balance at
November 10, 1995
(Inception)              -         $    -          -      $    -   $    -

Common stock issued
for cash at
approximately $0.00
per share                -              -          2           -        -

Currency translation
adjustment               -              -          -           -        -


Net loss for the
year ended
March 31, 1996           -              -          -           -        -

Balance, March 31, 1996  -              -          2           -        -

Common stock issued
for cash at
approximately $0.38
per share                -              -  2,884,998       2,885  1,086,602

Common stock issued
for services at
approximately $0.76
per share                -              -    115,000         115     87,441

Currency translation
adjustment               -              -          -           -        -

Net loss for the year
ended March 31, 1997     -              -          -           -        -

Balance, March 31, 1997  -          $   -  3,000,000  $    3,000 $1,174,043

Recapitalization
(Note 1)                 -              - 12,308,990      12,309    381,753

Common stock issued
for cash at
approximately $0.36
per share                -              -  6,107,610       6,107  2,816,020

Common stock issued
for services at
approximately $0.36
per share                -              -  3,366,500       3,367  1,176,259

Issuance of warrants     -              -          -           -     17,220

Common stock issued
for debt at
approximately $0.26
per share                -              -  3,828,000       3,828    991,891

Common stock issued
for mineral properties
at $1.00 per share       -              -    550,000         550    549,450

Preferred stock issued
for services at
$0.18 per share      2,000,000    200,000        -             -    160,000

Currency translation
adjustment               -              -        -             -        -

Net loss for the
year ended
March 31, 1998           -              -        -             -        -

Balance, March 31,
1998                 2,000,000 $  200,000 29,161,100  $   29,161 $7,266,636

                          PANTHER RESOURCES LTD.
                (Formerly Golden Panther Resources, Ltd.)
                      (A Development Stage Company)
             Consolidated Statements of Stockholders' Equity
                                                                   Deficit
                                                       Accumulated
                             Stock            Currency           During the
                           Subscription      Translation         Development
                            Receivable       Adjustment              Stage
Balance at
November 10, 1995
(Inception)                   $    -           $    -            $    -

Common stock issued
for cash at
approximately $0.00
per share                          -                -                 -

Currency translation
adjustment                         -             (1,230)              -


Net loss for the
year ended
March 31, 1996                     -                -            (157,549)

Balance, March 31, 1996            -             (1,230)         (157,549)

Common stock issued
for cash at
approximately $0.38
per share                          -                -                 -

Common stock issued
for services at
approximately $0.76
per share                          -                -                 -

Currency translation
adjustment                         -              8,542               -

Net loss for the year
ended March 31, 1997               -                -          (1,388,389)

Balance, March 31, 1997            -           $  7,312        (1,545,938)

Recapitalization
(Note 1)                           -                -                 -

Common stock issued
for cash at
approximately $0.36
per share                      (100,000)            -                 -

Common stock issued
for services at
approximately $0.36
per share                      (154,281)            -                 -

Issuance of warrants                -               -                 -

Common stock issued
for debt at
approximately $0.26
per share                           -               -                 -

Common stock issued
for mineral properties
at $1.00 per share                  -               -                 -

Preferred stock issued
for services at
$0.18 per share                     -               -                 -

Currency translation
adjustment                          -           260,719               -

Net loss for the
year ended
March 31, 1998                      -               -          (3,332,577)

Balance, March 31,
1998                         $ (254,281)      $ 268,031       $(4,878,515)

                       PANTHER RESOURCES LTD.
              (Formerly Golden Panther Resources, Ltd.)
                    (A Development Stage Company)
                Consolidated Statements of Cash Flows
                                                               From
                                                           Inception on
                                                           November 10,
                                    For the Years Ended    1995 Through
                                          March 31,          March 31,
                                   1998             1997       1998
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                         $(3,332,577)     $(1,388,389) $ (4,878,515)

 Adjustments to reconcile net
 loss to net cash:
   Depreciation expense                 3,437            5,492         8,929
   Stock issued for services        1,385,345           87,556     1,472,901
   Bad debt expense                   213,313              -         224,941
   Write-off mineral property         145,900          303,148       449,048
   Issuance of warrants                17,220              -          17,220
 Changes in operating assets
 and liabilities:
   (Increase) decrease in
   accounts receivable               (179,245)        (34,067)      (213,312)
   (Increase) decrease in deposits
   and prepaid expenses               (24,717)       (104,306)      (129,023)
   Increase (decrease) in cash
   overdraft                           22,245             -           22,245
   Increase (decrease) in accounts
   payable                           (443,802)        661,710        223,649
   Increase (decrease) in management
   fee payable                         26,371             -           26,371

    Net Cash (Used) by Operating
    Activities                     (2,166,510)       (468,856)    (2,775,546)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets             (66,822)        (82,132)      (149,014)
 Purchase of mineral property and
 deferred exploration costs        (1,386,226)       (850,000)    (2,236,226)

    Net Cash (Used) by Investing
    Activities                     (1,453,048)       (932,132)    (2,385,240)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from common stock         2,722,127       1,089,487      3,811,614
 Proceeds on notes payable            644,181         540,064      1,349,172

    Net Cash Provided by Financing
    Activities                      3,366,308       1,629,551      5,160,786

NET INCREASE (DECREASE) IN CASH      (253,250)        228,563            -

CASH AT BEGINNING OF PERIOD           253,250          24,687            -

CASH AT END OF PERIOD             $       -        $  253,250      $     -
CASH PAID FOR:

 Interest                         $       -        $      -        $     -
 Income taxes                     $       -        $      -        $     -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for
 acquisition                      $   394,062      $      -        $ 394,062
 Common stock issued for debt
 conversion                       $   995,719      $      -        $ 995,719
 Common stock issued for mineral
 properties                       $   550,000      $      -        $ 550,000

                       PANTHER RESOURCES LTD.
              (Formerly Golden Panther Resources, Ltd.)
                    (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                       March 31, 1998 and 1997

NOTE 1 -  ORGANIZATION AND HISTORY

     The consolidated financial statements presented are those of Panther Resources Ltd. (the Company). The Company was originally incorporated as Thermacor Technology, Inc. on September 21, 1984 under the laws of the State of Nevada. On March 26, 1997, the Company changed its name to Golden Panther Resources, Ltd. and on March 10, 1998, the Company changed its name to Panther Resources Ltd.

     Golden Panther Resources Ltd. (premerger) (GPR) was incorporated under the Company Act of British Columbia on November 10, 1995 as 508556 B.C. Ltd. and changed its name to Golden Panther Resources Ltd. on March 28, 1996.

     On April 2, 1997, Panther Resources Ltd. and Golden Panther Resources, Ltd. completed an Agreement and Plan of Reorganization whereby the Company issued 3,000,000 shares of its common stock in exchange for all of the outstanding common stock of GPR. Immediately prior to the Agreement and Plan or Reorganization, the Company had 12,308,990 shares of common stock issued and outstanding.

     The acquisition was accounted for as a recapitalization of GPR because the shareholders of GPR controlled the Company after the acquisition. Therefore, GPR is treated as the acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of GPR in the exchange. The Company is the acquiring entity for legal purposes and GPR is the surviving entity for accounting purposes. On March 1, 1997, the Company completed a reverse stock split of 1-for-10 shares. All references to shares of common stock have been retroactively restated. On March 22, 1997, the shareholders of the Company authorized a reverse stock split of 1-for-20 shares. All references to shares of common stock have been retroactively restated.

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES

     a.  Accounting Method

     The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 year end.

     b.  Cash and Cash Equivalents

     Cash equivalents include short term, highly liquid investments with maturities of three months or less at the time of acquisition.

     c.  Loss Per Share

     The computations of loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements.

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d.  Provision for Taxes

     At March 31, 1998, the Company had net operating loss carryforwards of approximately $4,800,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation account of the same amount.

     e.  Estimates

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

     f.  Preferred Stock

     The Company has authorized 10,000,000 shares of preferred stock, par value $0.10 per share. 2,000,000 shares of the preferred stock have been issued as a Class A issuance. Each share is convertible into 5 shares of common stock at $0.75 per share.

     g.  Mineral Properties

     The costs associated with acquiring and exploring mineral properties are capitalized on an individual property basis. When a property is developed to the stage of commercial production, the related costs will be amortized over the estimated reserve life of the property. If a property is abandoned or if it is determined that its net recoverable value is less than book value, the related costs will be charged against operations in the year of abandonment or impairment in value.

     The recorded amounts represent cost to date and do not necessarily reflect present or future value.

     Mineral property option receipts received by the Company upon sale of an interest in a mining property are considered a recovery of costs and are recorded as a reduction of the mineral property costs.

     h.  Title to Mineral Properties

     Although it is the Company's policy to confirm the validity of its rights to title to, or contract rights with respect to, each mineral property in which it has a material interest, there is no guarantee that title to its properties will not be challenged or impugned. Title insurance generally is not available, and the Company's ability to ensure that it has obtained secure claim to individual mineral properties or mining concessions may be severely constrained. The Company has conducted surveys of all of the claims in which it holds direct or indirect interests and, therefore, the precise area and location of such claims is not in doubt.

     i.  Foreign Operations

     The Company currently conducts exploration activities in countries with developing economies, including Mexico and Indonesia. Both of these countries have experienced recently, or are experiencing currently, economic or political instability. Hyperinflation, volatile exchange rates and rapid political and legal change, often accompanied by military insurrection, have been common in these and certain other emerging markets in which the Company may conduct operations. The company may be materially adversely affected by possible political or economic instability in any one or more of those countries. The risks include, but are not limited to terrorism, military repression, expropriation, changing fiscal regimes, extreme fluctuations in currency exchange rates, high rates of inflation and the absence of industrial and economic infrastructure. Changes in mining or investment policies or shifts in the prevailing political climate in any of the countries in which the Company conducts exploration and development activities could adversely affect the Company's business. Operations may be affected in varying degrees by government regulations with respect to production restrictions, price controls, export controls, income and other taxes, expropriation of property, maintenance of claims, environmental legislation, labor, welfare benefit policies, land use, land claims of local residents, water use and mine safety. The effect of these factors cannot be accurately predicted.

     j.  Capital Assets and Amortization

     Capital assets are recorded at cost and amortization is provided over the estimated economic life on a straight line basis at the following rates:

           Office furniture and equipment 20% per year
           Computer equipment             30% per year
           Drilling equipment             20% per year

      k.  Foreign Currency Translation

      Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at the period and exchange rate. Non-monetary assets are translated at the historical exchange rate and all income and expenses are translated at the exchange rates prevailing during the period. Foreign exchange currency translation adjustments are included in the stockholders' equity section.

      l.  Fair Value of Financial Instruments

      As at March 31, 1998, the fair value of cash, accounts receivable and accounts and advances payable including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

      m.  Principles of Consolidation

      The consolidated financial statements include the accounts of Panther Resources Ltd., P.T. Golden Panther Resources,
      Incorporated, Golden Panther Investments, Ltd. and Panther Group, Ltd. All significant intercompany accounts have been eliminated.

NOTE 3 -   GOING CONCERN

      The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to complete the acquisition of Minera Humaya S.A de C.V. (Minera Humaya) by which it will begin to receive revenues from the mining of silver ore.

      The Company is in the business of acquiring and exploring mineral properties and has not yet determined whether these properties contain ore reserves that are economically recoverable.

      The recoverability of amounts shown for mineral properties is dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development, future profitable production or proceeds from the disposition thereof, and the Company's ability to obtain the requisite government and regulatory approvals at each stage of exploration and development of its properties.

NOTE 4 -   FURNITURE AND EQUIPMENT

                                                     1998
                                                  Accumulated  Net Book
                                         Cost    Depreciation    Value
      Office furniture and equipment    $ 73,080   $ 11,407     $ 61,673
      Drilling equipment                  11,992        -         11,992
                                        $ 85,072   $ 11,407     $ 73,665

      During the years ended March 31, 1998 and 1997, the Company expensed $3,437 and $5,492 in depreciation, respectively.
      Depreciation on the drilling equipment will commence in April of 1998.

NOTE 5 -   MINERAL PROPERTIES AND DEFERRED EXPENDITURES

           La Verde, Mexico property               $            820,208
           Exploration costs - La Verde property                721,004
           Kutai property - East Kaumantan, Indonesia         1,250,000
           Exploration and development costs - Kutai property   233,693

                                                   $          3,024,905

      Kutai Property, Indonesia

      Panther acquired in 1996 a property known as Kutai. It is 123,548 acres (50,000 hectares) in size and is located in the province of Eastern Kalimantan on the Island of Borneo. Panther has a joint venture agreement on the property with an Indonesian partner, P.T. Pertiwi Kencana Abadi, a company incorporated in Indonesia.
      Panther has 80% of the concession while PKA has 20%. Panther can acquire an additional 10% of the property for a $5,000,000 lump sum payment to PKA.

      La Verde Property, Sinaloa, Mexico

      The La Verde properties are located near Cosala in the State of Sinaloa, about 99 miles north of Mazatlan, the port and tourist area of the Pacific, and 97 miles southeast of Culiacan, the capital of Sinaloa.

NOTE 6 -   NOTES PAYABLE

      The Company has received funds from various individuals. These advances are non-interest bearing and due upon demand. The Company is currently in negotiations to convert these amounts due to equity. The balance due at March 31, 1998 was $230,700.

NOTE 7 -   MANAGEMENT FEE PAYABLE

      The Company had a management agreement with a former officer and director of the Company. The Company is disputing the amount due to this individual, but has not been able to reach a final settlement. The amount due at March 31, 1998 was $26,371.

NOTE 8 -   COMMITMENTS AND CONTINGENCIES

      The Company has signed employment agreements with its President, Chief Executive Officer and Vice President - Legal and Finance which call for yearly compensation as summarized:

                                                              Vice
                                                   Chief    President
                                                 Executive  Legal and
                                     President    Officer    Finance
           1998                    $   500,000   $  500,000 $   60,000
           1999                        650,000      650,000     70,000
           2000                        750,000      750,000     90,000
           2001                        850,000      850,000    120,000
           2002                      1,000,000    1,000,000    180,000

           Total                   $ 3,750,000  $ 3,750,000 $  520,000

      The Company has a month-to-month office lease agreement which calls for payments of $6,292 per month.

NOTE 9 -   OPTIONS AND WARRANTS

      The Company has authorized a 1997 and 1998 Stock Option Plan.

                            Exercise   Number     Number    Number   Number
                            Price    Authorized Exercised Canceled Outstanding

1997 Stock Option Plan A  $ 0.50    1,250,000   (450,000) (150,000)   650,000
1997 Stock Option Plan B  $ 0.50      350,000    (28,000)      -      322,000
1998 Stock Option Plan A  $ 0.30    1,591,500   (250,500) (100,000) 1,241,000
1998 Stock Option Plan B  $ 0.75      200,000         -        -      200,000
1998 Stock Option Plan B  $ 0.50      200,000         -        -      200,000
1998 Stock Option Plan B  $ 0.30       50,000         -        -       50,000

           Totals                   3,641,500   (728,500) (250,000) 2,663,000

      The options are exercisable at a price equal to, or greater than, the trading price on the date of issuance.

      The Company has 112,450 warrants outstanding which are exercisable at $1.00 per share which expire on July 26, 1998, and 246,000 warrants which are exercisable at $1.25 per share which expire by December 11, 1999.

NOTE 10 -  SUBSEQUENT EVENT

      a.  Acquisition of Minera Humaya

      The Company has a signed agreement wherein the Company will purchase
      Minera Humaya, a Mexican corporation engaged in silver mining and exploration. Terms of the agreement call for the following payments to be made. It is expected that these terms will be renegotiated.

           November 30, 1998             $              300,000
           May 30, 1999                                 500,000
           November 30, 1999                            750,000
           May 30, 2000                              12,000,000

                                         $           13,550,000


