Form 10QSB
period 1998-06-30
PANTHER RESOURCES LTD
filed 1998-08-19
CIK 786129

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 33-2150-LA


                           PANTHER RESOURCES LTD.
                           ----------------------
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

                              June 30, 1998

                                29,231,100
                                ----------


                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of Panther Resources Ltd., a Nevada corporation (the "Company"), required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                          PANTHER RESOURCES LTD.
                      (A Development Stage Company)
                       Consolidated Balance Sheets
                                 ASSETS

                                         June 30,       March 31,
                                           1998           1998
                                       (Unaudited)
CURRENT ASSETS

 Cash                                    $   23,993  $   -
 Prepaid expenses                            44,763      25,983

  Total Current Assets                       68,756      25,983

FURNITURE AND EQUIPMENT, NET                 87,532      73,665

OTHER ASSETS

 Note receivable                             25,000      -
 Mineral properties and deferred
 expenditures                             3,125,351   3,024,905
 Deposits                                    -           24,717

  Total Other Assets                      3,150,351   3,049,622

  TOTAL ASSETS                           $3,306,639  $3,149,270

                  LIABILITIES AND STOCKHOLDERS  EQUITY

CURRENT LIABILITIES

     Cash overdraft                      $   -       $   22,245
     Accounts payable                       213,475     238,922
     Notes payable                          630,573     230,700
     Management fee payable                  26,371      26,371

          Total Current Liabilities         870,419     518,238

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS  EQUITY

     Preferred stock: 10,000,000
      shares authorized of
      $0.10 par value, 2,000,000
      shares issued
      and outstanding                       200,000     200,000
     Common stock: 100,000,000 shares
      authorized of $0.001 par value,
      29,231,100 and 29,161,100 shares
      issued and outstanding, respectively   29,231      29,161
     Additional paid-in capital           7,287,566   7,266,636
     Stock subscription receivable           -         (254,281)
     Currency translation adjustment        368,896     268,031
     Deficit accumulated during the
      development stage                  (5,449,473) (4,878,515)

          Total Stockholders  Equity      2,436,220   2,631,032

          TOTAL LIABILITIES AND
          STOCKHOLDERS  EQUITY           $3,306,639  $3,149,270

                         PANTHER RESOURCES LTD.
                      (A Development Stage Company)
                  Consolidated Statements of Operations
                               (Unaudited)
                                                      From
                                                     Inception on
                                                     November 10,
                          For the Three Months Ended 1995 Through
                                    June 30,           June 30,
                             1998           1997         1998
REVENUES                    $   -        $   -       $   -

EXPENSES

 General and administrative    568,658      344,012   4,771,664
 Depreciation                    2,451        2,267      11,380

  Total Expenses               571,109      346,279   4,783,044

LOSS FROM OPERATIONS          (571,109)    (346,279) (4,783,044)

OTHER INCOME (EXPENSE)

 Write off of mineral property     -            -      (449,048)
 Bad debt expense                  -            -      (224,941)
 Interest income                   151          -         7,560

  Total Other Income (Expense)     151          -      (666,429)

NET LOSS                    $ (570,958)  $ (346,279)$(5,449,473)

NET LOSS PER SHARE OF
 COMMON STOCK               $    (0.02)  $    (0.02)

                                        PANTHER RESOURCES LTD.
                                     (A Development Stage Company)
                            Consolidated Statements of Stockholders  Equity

                                                                 Additional
                        Preferred Stock        Common Stock       Paid-In
                      Shares      Amount     Shares    Amount     Capital
Balance at
November 10, 1995
(Inception)              -         $    -          -      $    -   $    -

Common stock issued
for cash at
approximately $0.00
per share                -              -          2           -        -

Currency translation
adjustment               -              -          -           -        -


Net loss for the
year ended
March 31, 1996           -              -          -           -        -

Balance, March 31, 1996  -              -          2           -        -

Common stock issued
for cash at
approximately $0.38
per share                -              -  2,884,998       2,885  1,086,602

Common stock issued
for services at
approximately $0.76
per share                -              -    115,000         115     87,441

Currency translation
adjustment               -              -          -           -        -

Net loss for the year
ended March 31, 1997     -              -          -           -        -

Balance, March 31, 1997  -          $   -  3,000,000  $    3,000 $1,174,043

Recapitalization
(Note 1)                 -              - 12,308,990      12,309    381,753

Common stock issued
for cash at
approximately $0.36
per share                -              -  6,107,610       6,107  2,816,020

Common stock issued
for services at
approximately $0.36
per share                -              -  3,366,500       3,367  1,176,259

Issuance of warrants     -              -          -           -     17,220

Common stock issued
for debt at
approximately $0.26
per share                -              -  3,828,000       3,828    991,891

Common stock issued
for mineral properties
at $1.00 per share       -              -    550,000         550    549,450

Preferred stock issued
for services at
$0.18 per share      2,000,000    200,000        -             -    160,000

Currency translation
adjustment               -              -        -             -        -

Net loss for the
year ended
March 31, 1998           -              -        -             -        -

Balance, March 31,
1998                 2,000,000 $  200,000 29,161,100  $   29,161 $7,266,636

Common stock issued
for services
 (unaudited)             -              -     70,000          70     20,930

Receipt of stock
subscription
receivable (unaudited)   -              -        -             -        -

Currency translation
adjustment
(unaudited)              -              -        -             -        -

Net loss for the
three months
Ended June 30, 1998
(unaudited)              -              -        -             -        -

Balance,
June 30, 1998
(unaudited)        2,000,000   $  200,000 29,231,100  $   29,231 $7,287,566

                          PANTHER RESOURCES LTD.
                (Formerly Golden Panther Resources, Ltd.)
                      (A Development Stage Company)
             Consolidated Statements of Stockholders' Equity
                                                                   Deficit
                                                                 Accumulated
                             Stock            Currency           During the
                           Subscription      Translation         Development
                            Receivable       Adjustment              Stage
Balance at
November 10, 1995
(Inception)                   $    -           $    -            $    -

Common stock issued
for cash at
approximately $0.00
per share                          -                -                 -

Currency translation
adjustment                         -             (1,230)              -


Net loss for the
year ended
March 31, 1996                     -                -            (157,549)

Balance, March 31, 1996            -             (1,230)         (157,549)

Common stock issued
for cash at
approximately $0.38
per share                          -                -                 -

Common stock issued
for services at
approximately $0.76
per share                          -                -                 -

Currency translation
adjustment                         -              8,542               -

Net loss for the year
ended March 31, 1997               -                -          (1,388,389)

Balance, March 31, 1997            -           $  7,312        (1,545,938)

Recapitalization
(Note 1)                           -                -                 -

Common stock issued
for cash at
approximately $0.36
per share                      (100,000)            -                 -

Common stock issued
for services at
approximately $0.36
per share                      (154,281)            -                 -

Issuance of warrants                -               -                 -

Common stock issued
for debt at
approximately $0.26
per share                           -               -                 -

Common stock issued
for mineral properties
at $1.00 per share                  -               -                 -

Preferred stock issued
for services at
$0.18 per share                     -               -                 -

Currency translation
adjustment                          -           260,719               -

Net loss for the
year ended
March 31, 1998                      -               -          (3,332,577)

Balance, March 31,
1998                         $ (254,281)      $ 268,031       $(4,878,515)

Common stock issued for
services (unaudited)                -               -                 -

Receipt of stock subscription
 receivable (unaudited)         254,281             -                 -

Currency translation adjustment
 (unaudited)                        -           100,865               -

Net loss for the three months
 Ended June 30, 1998 (unaudited)    -               -            (570,958)

Balance, June 30, 1998
(unaudited)                     $   -         $ 368,896       $(5,449,473)

                           PANTHER RESOURCES LTD.
                       (A Development Stage Company)
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                           From
                                                           Inception on
                                                           November 10,
                                For the Three Months Ended 1995 Through
                                           June 30,          June 30,
                                    1998           1997        1998
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                         $ (570,958) $ (346,279) $(5,449,473)
 Adjustments to reconcile net
 loss to net cash:
   Depreciation expense                2,451       2,267       11,380
   Stock issued for services          20,998      -         1,493,899
   Bad debt expense                   -           -           224,941
   Write-off mineral property         -           -           449,048
   Issuance of warrants               -           -            17,220
 Changes in operating assets
 and liabilities:
   (Increase) decrease in
   accounts receivable               (25,000)     32,525     (238,312)
   (Increase) decrease in deposits
   and prepaid expenses                5,937      22,281     (123,086)
   Increase (decrease) in cash
   overdraft                         (22,245)      -            -
   Increase (decrease) in accounts
   payable                           (25,477)     63,497      198,172
   Increase (decrease) in management
   fee payable                        -            -           26,371

    Net Cash (Used) by Operating
    Activities                      (614,294)   (225,709)  (3,389,840)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets            (13,867)    (26,431)    (162,881)
 Purchase of mineral property and
 deferred exploration costs           (2,000)   (719,442)  (2,238,226)

    Net Cash (Used) by Investing
    Activities                       (15,867)   (745,873)  (2,401,107)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from common stock          254,281     489,000    4,065,895
 Proceeds on notes payable           399,873     241,013    1,749,045

    Net Cash Provided by
    Financing Activities             654,154     730,013    5,814,940

NET INCREASE (DECREASE) IN CASH       23,993    (241,569)      23,993

CASH AT BEGINNING OF PERIOD           -          241,779       -

CASH AT END OF PERIOD             $   23,993  $      210   $   23,993

CASH PAID FOR:

 Interest                         $   -       $   -        $   -
 Income taxes                     $   -       $   -        $   -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for
 acquisition                      $   -       $   -        $394,062
 Common stock issued for debt
 conversion                       $   -       $   -        $995,719
 Common stock issued for mineral
 properties                       $   -       $   -        $550,000

                           PANTHER RESOURCES LTD.
                       (A Development Stage Company)
               Notes to the Consolidated Financial Statements
                           June 30, 1998 and 1997

NOTE 1 -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company s March 31, 1998 audited consolidated financial statements. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          The Company's plan of operation for the next 12 months is to perform exploration on the La Verde property, located in the State of Sinaloa, Mexico, as discussed in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998, which was filed with the Securities and Exchange Commission on July 9, 1998, and which is incorporated herein by reference.

          The La Verde property currently produces approximately 200 tons of minerals per day, with copper being the primary product. Other minerals produced on the La Verde property include silver, zinc and small amounts of gold.


          During the next 12 months, the Company intends to expend approximately $3,000,000 to conduct exploration and development of the La Verde properties and, depending on the results of such exploration and the Company's ability to finance such operations, to develop the mineral reserves located thereon. Depending on the availability of funding, the Company also intends to explore for potential minable reserves on a limited number of other properties located near the La Verde property.

          Management expects that the Company's exploration activities will be comprised of drifting to delineate ore reserves, further exploration of other identified targets which would include induced polarization, drilling and such other exploration activities as are needed to define the known resource. The La Verde property has been actively mined for the past 12 years and is currently processing approximately 200 tons of ore per day. The exploration that the Company intends to conduct will be aimed at determining the size and location of the multiple ore bodies on the La Verde property.

          Because of its presently limited cash on hand, the Company expects that its proposed operations for the next 12 months will have to be funded through private placements of "unregistered" and "restricted" shares of its common stock; alternatively, the Company may seek a joint venture partner to pay for exploration expenses. There can be no assurance that the Company will be able to obtain sufficient funding to conduct its proposed activities or that, if such funding is obtained, its exploration activities will reveal mineral deposits in sufficient amounts to warrant further mining. See the heading "Liquidity" of this caption.

Results of Operations.
----------------------

          During the quarterly period ended June 30, 1998, the Company received no revenues and incurred expenses totaling $571,109. Net loss during the period was $570,958, equaling $0.02 per share.

Liquidity.
----------

          As of June 30, 1998, the Company had total assets of $3,306,639, of which $23,993 consisted of cash and cash equivalents. The Company's proposed exploration activities during the next 12 months will require the expenditure of an estimated $3,000,000. The Purchase Agreement between the Company and Minera Humaya S.A. de C.V, which owns the La Verde Property, provides for the Company to receive approximately 50% of the profits produced by the La Verde property. However, no assurance can be given that the Company's share of the La Verde property profits will be sufficient to fund its planned operations during the next 12 months. In such an event, management intends to raise such additional funding as is necessary through the private placement of "unregistered" and "restricted" shares of its common stock. However, there can be no assurance that the Company will be able to successfully raise such funding.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

          On July 17, 1998, which is subsequent to the period covered by this Report, a majority of the Company's Board of Directors voted to reduce the exercise price of all outstanding stock options allocated to the Company's 1997 Stock Incentive Plan from $0.50 per share to $0.20 per share and to increase the number of shares subject to such Plan from 2,000,000 shares to 2,500,000 shares. On August 3, 1998, which is also subsequent to the period covered by this Report, the Company filed with the Securities and Exchange Commission a Post-effective Amendment No. 1 to its Registration Statement on Form S-8 with respect to these changes.

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

                                      PANTHER RESOURCES LTD.



Date: Aug. 18/98                      By /s/ Gordon J. Muir
     --------------                     -------------------------------------
                                        Gordon J. Muir
                                        CEO and Chairman of the Board



Date: Aug. 18/98                      By /s/ Penny Perfect
     --------------                     -------------------------------------
                                        Penny Perfect
                                        President and Director



Date: Aug. 18/98                      By /s/ Katharine Johnston
     --------------                     -------------------------------------
                                        Katharine Johnston
                                        Vice President and Director