Form 10QSB
period 1998-09-30
PANTHER RESOURCES LTD
filed 1998-11-12
CIK 786129

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

                            September 30, 1998

                                38,612,100
                                ----------


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

                         PANTHER RESOURCES LTD.
                      (A Development Stage Company)

                    CONSOLIDATED FINANCIAL STATEMENTS

                      September 30, 1998 and 1997

                         PANTHER RESOURCES LTD.
                     (A Development Stage Company)
                      Consolidated Balance Sheets
                               ASSETS
                                         September 30,  March 31,
                                         1998             1998
                                         (Unaudited)
CURRENT ASSETS

 Cash                                    $    6,702  $   -
 Prepaid expenses                            56,742      25,983

  Total Current Assets                       63,444      25,983

FURNITURE AND EQUIPMENT, NET                 87,717      73,665

OTHER ASSETS

 Note receivable                             25,000      -
 Mineral properties and deferred
  expenditures                            3,356,274   3,024,905
 Deposits                                    24,126      24,717

  Total Other Assets                      3,405,400   3,049,622

          TOTAL ASSETS                   $3,556,561  $3,149,270

                  LIABILITIES AND STOCKHOLDERS  EQUITY

CURRENT LIABILITIES

     Cash overdraft                      $   -       $   22,245
     Accounts payable                       370,211     238,922
     Notes payable                          283,035     230,700
     Management fee payable                  -           26,371

          Total Current Liabilities         653,246     518,238

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS  EQUITY

     Preferred stock: 10,000,000 shares
      authorized of $0.10 par value,
      2,000,000 shares issued
      and outstanding                       200,000     200,000
     Common stock: 100,000,000 shares
      authorized of $0.001 par value,
      38,612,100 and 29,161,100 shares
      issued and outstanding, respectively   38,612      29,161
     Additional paid-in capital           8,838,285   7,266,636
     Stock subscription receivable          (81,100)   (254,281)
     Currency translation adjustment        168,626     268,031
     Deficit accumulated during the
      development stage                  (6,261,108) (4,878,515)

          Total Stockholders  Equity      2,903,315   2,631,032

          TOTAL LIABILITIES AND
          STOCKHOLDERS  EQUITY           $3,556,561  $3,149,270

                         PANTHER RESOURCES LTD.
                      (A Development Stage Company)
                  Consolidated Statements of Operations
                               (Unaudited)
                                                                    From
                                                                  Inception on
                                                                  November 10,
              For the Six Months Ended For the Three Months Ended 1995 Through
                     September 30,           September 30,       September 30,
                     1998        1997    1998       1997             1998
REVENUES            $ -       $ -       $ -       $ -           $ -

EXPENSES

  General and
  administrative    1,377,108  955,363   808,450   425,282       5,580,114
  Depreciation          5,305    6,712     2,854     2,478          14,234

    Total Expenses  1,382,413  962,075   811,304   427,760       5,594,348

LOSS FROM
 OPERATIONS        (1,382,413)(962,075) (811,304) (427,760)     (5,594,348)

OTHER INCOME (EXPENSE)

  Interest expense       (336)     -        (336)      -              (336)
  Write off of mineral
  property                -        -         -         -          (449,048)
  Gain (loss) on foreign
  exchange                -     (1,131 )     -      (1,131)            -

  Bad debt expense        -        -         -         -          (224,941)
  Interest income         156      -           5       -             7,565

    Total Other Income
    (Expense)            (180)   (1,131)     (331)   (1,131)       (666,760)

BASIC NET LOSS    $(1,382,593)$(963,206)$(811,635)$(428,891)    $(6,261,108)

BASIC NET LOSS
 PER SHARE OF
 COMMON STOCK       $   (0.04) $  (0.06) $  (0.02) $  (0.03)

                                         PANTHER RESOURCES LTD.
                                      (A Development Stage Company)
                             Consolidated Statements of Stockholders  Equity

                                                                 Additional
                        Preferred Stock        Common Stock       Paid-In
                      Shares      Amount     Shares    Amount     Capital
Balance at
November 10, 1995
(Inception)              -         $    -          -      $    -   $    -

Common stock issued
for cash at
approximately $0.00
per share                -              -          2           -        -

Currency translation
adjustment               -              -          -           -        -


Net loss for the
year ended
March 31, 1996           -              -          -           -        -

Balance, March 31, 1996  -              -          2           -        -

Common stock issued
for cash at
approximately $0.38
per share                -              -  2,884,998       2,885  1,086,602

Common stock issued
for services at
approximately $0.76
per share                -              -    115,000         115     87,441

Currency translation
adjustment               -              -          -           -        -

Net loss for the year
ended March 31, 1997     -              -          -           -        -

Balance, March 31, 1997  -          $   -  3,000,000  $    3,000 $1,174,043

Recapitalization
(Note 1)                 -              - 12,308,990      12,309    381,753

Common stock issued
for cash at
approximately $0.36
per share                -              -  6,107,610       6,107  2,816,020

Common stock issued
for services at
approximately $0.36
per share                -              -  3,366,500       3,367  1,176,259

Issuance of warrants     -              -          -           -     17,220

Common stock issued
for debt at
approximately $0.26
per share                -              -  3,828,000       3,828    991,891

Common stock issued
for mineral properties
at $1.00 per share       -              -    550,000         550    549,450

Preferred stock issued
for services at
$0.18 per share      2,000,000    200,000        -             -    160,000

Currency translation
adjustment               -              -        -             -        -

Net loss for the
year ended
March 31, 1998           -              -        -             -        -

Balance, March 31,
1998                 2,000,000 $  200,000 29,161,100  $   29,161 $7,266,636

Common stock issued
for services @ $.20
per share
 (unaudited)             -              -  1,647,000       1,647    334,853

Common stock issued
for cash @ $.16
per share
(unaudited)              -              -  7,684,000       7,684  1,213,016

Common stock issued
for debt @ $.20
per share (unaudited)    -              -    120,000         120     23,780

Receipt of stock
subscription
receivable (unaudited)   -              -        -             -        -

Currency translation
adjustment
(unaudited)              -              -        -             -        -

Net loss for the
six months Ended
September 30, 1998
(unaudited)              -              -        -             -        -

Balance,
September 30, 1998
(unaudited)        2,000,000   $  200,000 38,612,100  $   38,612 $8,838,285

                          PANTHER RESOURCES LTD.
                (Formerly Golden Panther Resources, Ltd.)
                      (A Development Stage Company)
             Consolidated Statements of Stockholders' Equity
                                                                   Deficit
                                                                 Accumulated
                             Stock            Currency           During the
                           Subscription      Translation         Development
                            Receivable       Adjustment              Stage
Balance at
November 10, 1995
(Inception)                   $    -           $    -            $    -

Common stock issued
for cash at
approximately $0.00
per share                          -                -                 -

Currency translation
adjustment                         -             (1,230)              -


Net loss for the
year ended
March 31, 1996                     -                -            (157,549)

Balance, March 31, 1996            -             (1,230)         (157,549)

Common stock issued
for cash at
approximately $0.38
per share                          -                -                 -

Common stock issued
for services at
approximately $0.76
per share                          -                -                 -

Currency translation
adjustment                         -              8,542               -

Net loss for the year
ended March 31, 1997               -                -          (1,388,389)

Balance, March 31, 1997            -           $  7,312        (1,545,938)

Recapitalization
(Note 1)                           -                -                 -

Common stock issued
for cash at
approximately $0.36
per share                      (100,000)            -                 -

Common stock issued
for services at
approximately $0.36
per share                      (154,281)            -                 -

Issuance of warrants                -               -                 -

Common stock issued
for debt at
approximately $0.26
per share                           -               -                 -

Common stock issued
for mineral properties
at $1.00 per share                  -               -                 -

Preferred stock issued
for services at
$0.18 per share                     -               -                 -

Currency translation
adjustment                          -           260,719               -

Net loss for the
year ended
March 31, 1998                      -               -          (3,332,577)

Balance, March 31,
1998                         $ (254,281)      $ 268,031       $(4,878,515)

Common stock issued for
services @ $.20 per share
(unaudited)                         -               -                 -

Common stock issued for
cash @ $.16 per share
(unaudited)                     (81,100)            -                 -

Common stock issued for debt
@ $.20 per share (unaudited)        -               -                 -

Receipt of stock subscription
 receivable (unaudited)         254,281             -                 -

Currency translation adjustment
 (unaudited)                        -           (99,405)              -

Net loss for the six months Ended
September 30, 1998 (unaudited)      -               -          (1,382,593)

Balance, September 30, 1998
(unaudited)                   $(81,100)       $ 168,626       $(6,261,108)

                           PANTHER RESOURCES LTD.
                       (A Development Stage Company)
                   Consolidated Statements of Cash Flows
                                (Unaudited)
                                                                    From
                                                                  Inception on
                                                                  November 10,
              For the Six Months Ended For the Three Months Ended 1995 Through
                     September 30,           September 30,       September 30,
                     1998        1997    1998       1997             1998
CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss         $(1,382,593) $(963,206) $(811,635)$(428,891) $(6,261,108)
  Adjustments to
  reconcile net loss
  to net cash used
  by operating
  activities:
   Depreciation expense  5,305      6,712      2,854     2,478       14,234
   Stock issued for
   services            336,500    804,000    315,500       -      1,809,399
   Bad debt expense        -          -          -         -        224,941
   Write-off mineral
   property                -          -          -         -        449,048
   Issuance of warrants    -          -          -         -         17,220
   Currency translation    -       15,055        -      15,055          -
  Changes in operating
   assets and liabilities:
   (Increase) decrease
   in accounts
   receivable          (25,000)    29,061        -       2,345     (238,312)
   (Increase) decrease
   in deposits and
   prepaid expenses    (30,168)    48,476    (36,105)   35,080     (159,191)
   Increase (decrease)
   in cash overdraft                                       -
   Increase (decrease)
   in accounts
   payable             109,044     17,710    156,768   (20,496)     354,940
   Increase (decrease)
   in management
   fee payable         (26,371)       -      (26,371)      -            -

     Net Cash (Used)
     by Operating
     Activities     (1,013,283)   (42,192)  (398,989) (394,429)  (3,788,829)

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Sale of fixed assets     -        2,932       -        2,932        2,932
  Purchase of fixed
  assets               (14,019)       -        (152)       -       (165,965)
  Purchase of mineral
  property and deferred
  exploration costs   (331,369)   (35,327) (329,369)       -     (2,567,595)

      Net Cash (Used)
      by Investing
      Activities      (345,388)   (32,395) (329,521)     2,932   (2,730,628)

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Payments on notes
  payable             (428,381)       -    (428,381)       -       (428,381)
  Proceeds from
  common stock       1,393,881        -   1,139,600        -      5,205,495
  Proceeds on notes
  payable              399,873    128,053       -      394,101    1,749,045

       Net Cash
       Provided by
       Financing
       Activities    1,365,373    128,053   711,219    394,101    6,526,159

NET INCREASE
(DECREASE) IN CASH       6,702     53,466   (17,291)     2,604        6,702

CASH AT BEGINNING OF
PERIOD                     -          -      23,993     50,862          -

CASH AT END OF PERIOD  $ 6,702   $ 53,466  $  6,702   $ 53,466     $  6,702

CASH PAID FOR:

  Interest             $   -     $    -    $    -     $    -       $    -
  Income taxes         $   -     $    -    $    -     $    -       $    -

NON-CASH FINANCING ACTIVITIES

  Common stock issued
  for acquisition      $   -     $    -    $    -     $    -       $  394,062
  Common stock issued
  for debt conversion  $23,900   $    -    $ 23,900   $    -       $1,019,619
  Common stock issued
  for mineral
  properties           $   -     $    -    $    -     $    -       $  550,000

                            PANTHER RESOURCES LTD.
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                          September 30, 1998 and 1997

NOTE 1 -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company s March 31, 1998 audited consolidated financial statements. The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

          The La Verde property currently produces approximately 200 tons of minerals per day, with silver being the primary product. Other minerals produced on the La Verde property include copper and small amounts of gold.

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

Results of Operations.
----------------------

          During the quarterly period ended September 30, 1998, the Company received no revenues and incurred expenses totaling $811,304. Net loss during the period was $811,304, equaling $0.02 per share.

Liquidity.
----------

          As of September 30, 1998, the Company had total assets of $3,556,561, of which $6,702 consisted of cash and cash equivalents. The Company's proposed exploration activities during the next 12 months will require the expenditure of an estimated $3,000,000. The Purchase Agreement between the Company and Minera Humaya S.A. de C.V, which owns the La Verde Property, provides for the Company to receive approximately 50% of the profits produced by the La Verde property. However, no assurance can be given that the Company's share of the La Verde property profits will be sufficient to fund its planned operations during the next 12 months. In such an event, management intends to raise such additional funding as is necessary through the private placement of "unregistered" and "restricted" shares of its common stock. However, there can be no assurance that the Company will be able to successfully raise such funding.

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

                                      PANTHER RESOURCES LTD.



Date: Nov. 10/98                      By /s/ Gordon J. Muir
     --------------                     -------------------------------------
                                        Gordon J. Muir
                                        CEO and Chairman of the Board



Date: Nov. 10/98                      By /s/ Penny Perfect
     --------------                     -------------------------------------
                                        Penny Perfect
                                        President and Director



Date: Nov. 10/98                      By /s/ Katharine Johnston
     --------------                     -------------------------------------
                                        Katharine Johnston
                                        Vice President and Director