Form 10QSB
period 1998-12-31
PANTHER RESOURCES LTD
filed 1999-02-12
CIK 786129

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

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

                             December 31, 1998

                                42,812,100
                                ----------


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

                      PANTHER RESOURCES LTD.
                  (A Development Stage Company)
                   Consolidated Balance Sheets
                              ASSETS

                                              December 31,        March 31,
                                                  1998              1998
                                                (Unaudited)
CURRENT ASSETS

 Cash                                    $              7,009    $        -
 Prepaid expenses                                      59,154        25,983

  Total Current Assets                                 66,163        25,983

FURNITURE AND EQUIPMENT, NET                           84,863        73,665

OTHER ASSETS

 Note receivable                                       30,000             -
 Mineral properties and deferred expenditures        3,405,075    3,024,905
 Deposits                                              -             24,717

  Total Other Assets                                3,435,075     3,049,622

  TOTAL ASSETS                           $          3,586,101    $3,149,270

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Cash overdraft                          $             -         $   22,245
 Accounts payable                                     196,067       238,922
 Notes payable                                        740,412       230,700
 Management fee payable                                -             26,371

  Total Current Liabilities                           936,479       518,238

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

 Preferred stock: 10,000,000 shares authorized of
  $0.10 par value, 2,000,000 shares issued
  and outstanding                                     200,000       200,000
 Common stock: 100,000,000 shares authorized of
  $0.001 par value, 42,812,100 and 29,161,100
  shares issued and outstanding, respectively          42,812        29,161
 Additional paid-in capital                         9,210,085     7,266,636
 Stock subscription receivable                         -           (254,281)
 Currency translation adjustment                      168,626       268,031
 Deficit accumulated during the development stage  (6,971,901)   (4,878,515)

  Total Stockholders' Equity                        2,649,622      2,631,032

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $3,586,101    $ 3,149,270

                     PANTHER RESOURCES LTD.
                 (A Development Stage Company)
             Consolidated Statements of Operations
                          (Unaudited)
                                                                    From
                                                                  Inception on
                                                                  November 10,
             For the Nine Months Ended For the Three Months Ended 1995 Through
                     December 31,           December 31,          December 31,
                     1998        1997    1998       1997             1998
REVENUES            $      -   $      -   $      -  $      -      $     -

EXPENSES

  General and
  administrative     2,085,040  1,161,764    707,932   206,401     6,288,046
  Depreciation           8,159      9,190      2,854     2,478        17,088

    Total Expenses   2,093,199  1,170,954    710,786   208,879     6,305,134

LOSS FROM OPERATIONS(2,093,199)(1,170,954)  (710,786) (208,879)   (6,305,134)

OTHER INCOME (EXPENSE)

  Interest expense        (344)       -           (8)      -            (344)
  Write off of mineral
  property                 -          -          -         -        (449,048)
  Gain (loss) on foreign
  exchange                 -       (1,131)       -         -             -
  Bad debt expense         -          -          -         -        (224,941)
  Interest income          157        -            1       -           7,566

    Total Other Income
    (Expense)             (187)    (1,131)        (7)      -        (666,767)

NET LOSS           $(2,093,386)$(1,172,085) $(710,793)$(208,879) $(6,971,901)

BASIC NET LOSS PER
SHARE OF COMMON STOCK $  (0.04) $    (0.07) $   (0.02) $  (0.01)

                                       PANTHER RESOURCES LTD.
                                   (A Development Stage Company)
                          Consolidated Statements of Stockholders' Equity
                                                                 Additional
                        Preferred Stock        Common Stock       Paid-In
                      Shares      Amount     Shares    Amount     Capital
Balance at
November 10, 1995
(Inception)              -         $    -          -      $    -   $    -

Common stock issued
for cash at
approximately $0.00
per share                -              -          2           -        -

Currency translation
adjustment               -              -          -           -        -


Net loss for the
year ended
March 31, 1996           -              -          -           -        -

Balance, March 31, 1996  -              -          2           -        -

Common stock issued
for cash at
approximately $0.38
per share                -              -  2,884,998       2,885  1,086,602

Common stock issued
for services at
approximately $0.76
per share                -              -    115,000         115     87,441

Currency translation
adjustment               -              -          -           -        -

Net loss for the year
ended March 31, 1997     -              -          -           -        -

Balance, March 31, 1997  -          $   -  3,000,000  $    3,000 $1,174,043

Recapitalization
(Note 1)                 -              - 12,308,990      12,309    381,753

Common stock issued
for cash at
approximately $0.36
per share                -              -  6,107,610       6,107  2,816,020

Common stock issued
for services at
approximately $0.36
per share                -              -  3,366,500       3,367  1,176,259

Issuance of warrants     -              -          -           -     17,220

Common stock issued
for debt at
approximately $0.26
per share                -              -  3,828,000       3,828    991,891

Common stock issued
for mineral properties
at $1.00 per share       -              -    550,000         550    549,450

Preferred stock issued
for services at
$0.18 per share      2,000,000    200,000        -             -    160,000

Currency translation
adjustment               -              -        -             -        -

Net loss for the
year ended
March 31, 1998           -              -        -             -        -

Balance, March 31,
1998                 2,000,000 $  200,000 29,161,100  $   29,161 $7,266,636

Common stock issued
for services @ $.20
per share
 (unaudited)             -              - 2,447,000       2,447    398,053

Common stock issued
for cash @ $.16
per share
(unaudited)              -              - 11,054,000      11,084  1,521,616

Common stock issued
for debt @ $.20
per share (unaudited)    -              -    120,000         120     23,780

Receipt of stock
subscription
receivable (unaudited)   -              -        -             -        -

Currency translation
adjustment
(unaudited)              -              -        -             -        -

Net loss for the
nine months Ended
December 31, 1998
(unaudited)              -              -        -             -        -

Balance,
December 31, 1998
(unaudited)        2,000,000   $  200,000 42,812,100  $   42,812 $9,210,085

                          PANTHER RESOURCES LTD.
                (Formerly Golden Panther Resources, Ltd.)
                      (A Development Stage Company)
             Consolidated Statements of Stockholders' Equity
                                                                   Deficit
                                                                 Accumulated
                             Stock            Currency           During the
                           Subscription      Translation         Development
                            Receivable       Adjustment              Stage
Balance at
November 10, 1995
(Inception)                   $    -           $    -            $    -

Common stock issued
for cash at
approximately $0.00
per share                          -                -                 -

Currency translation
adjustment                         -             (1,230)              -


Net loss for the
year ended
March 31, 1996                     -                -            (157,549)

Balance, March 31, 1996            -             (1,230)         (157,549)

Common stock issued
for cash at
approximately $0.38
per share                          -                -                 -

Common stock issued
for services at
approximately $0.76
per share                          -                -                 -

Currency translation
adjustment                         -              8,542               -

Net loss for the year
ended March 31, 1997               -                -          (1,388,389)

Balance, March 31, 1997            -           $  7,312        (1,545,938)

Recapitalization
(Note 1)                           -                -                 -

Common stock issued
for cash at
approximately $0.36
per share                      (100,000)            -                 -

Common stock issued
for services at
approximately $0.36
per share                      (154,281)            -                 -

Issuance of warrants                -               -                 -

Common stock issued
for debt at
approximately $0.26
per share                           -               -                 -

Common stock issued
for mineral properties
at $1.00 per share                  -               -                 -

Preferred stock issued
for services at
$0.18 per share                     -               -                 -

Currency translation
adjustment                          -           260,719               -

Net loss for the
year ended
March 31, 1998                      -               -          (3,332,577)

Balance, March 31,
1998                         $ (254,281)      $ 268,031       $(4,878,515)

Common stock issued for
services @ $.20 per share
(unaudited)                         -               -                 -

Common stock issued for
cash @ $.16 per share
(unaudited)                         -               -                 -

Common stock issued for debt
@ $.20 per share (unaudited)        -               -                 -

Receipt of stock subscription
 receivable (unaudited)         254,281             -                 -

Currency translation adjustment
 (unaudited)                        -           (99,405)              -

Net loss for the nine months Ended
December 31, 1998 (unaudited)       -               -          (2,093,386)

Balance, December 31, 1998
(unaudited)                   $     -         $ 168,626       $(6,971,901)

                       PANTHER RESOURCES LTD.
                    (A Development Stage Company)
                Consolidated Statements of Cash Flows
                             (Unaudited)
                                                                    From
                                                                  Inception on
                                                                  November 10,
             For the Nine Months Ended For the Three Months Ended 1995 Through
                     December 31,           December 31,          December 31,
                     1998        1997    1998       1997             1998
CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss         $(2,093,386)$(1,172,085)$(710,793)$(208,879)   $(6,971,901)
  Adjustments to
  reconcile net
  loss to net cash
  used by operating
  activities:
   Depreciation expense  8,159       9,190     2,854     2,478         17,088
   Stock issued for
   services            400,500     470,000    64,000       -        1,873,399
   Bad debt expense        -           -         -         -          224,941
   Write-off mineral
   property                -           -         -         -          449,048
   Issuance of warrants    -           -         -         -           17,220
   Currency translation    -        15,055       -         -              -

  Changes in operating
  assets and liabilities:
   (Increase) decrease
   in accounts
   receivable          (25,000)     32,799       -       3,738       (238,312)
   (Increase) decrease
   in deposits and
   prepaid expenses     (8,455)     77,511    21,713    29,035       (137,478)
   Increase (decrease)
   in cash overdraft                                       -
   Increase (decrease)
   in accounts payable (70,099)     37,799  (179,143)   20,089        175,771
   Increase (decrease)
   in management fee
   payable             (26,371)        -         -         -              -

     Net Cash (Used)
     by Operating
     Activities     (1,814,652)   (529,731) (801,369) (153,539)    (4,590,224)

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Sale of fixed assets     -           -         -         -            2,932
  Purchase of fixed
  assets               (14,019)     (4,878)      -      (7,810)      (165,965)
  Purchase of mineral
  property and deferred
  exploration costs   (380,170) (1,550,162)  (48,801)(1,514,835)   (2,616,370)

      Net Cash (Used)
      by Investing
      Activities      (394,189) (1,555,040)  (48,801)(1,522,645)   (2,779,403)

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Payments on notes
  payable             (428,381)   (539,510)      -      (28,444)     (428,381)
  Proceeds from
  common stock       1,786,981   1,829,338   393,100  1,495,338     5,598,595
  Proceeds on notes
  payable              857,250     827,752   457,377    188,633     2,206,422

      Net Cash Provided
      by Financing
      Activities     2,215,850   2,117,580   850,477  1,655,527     7,376,636

NET INCREASE
(DECREASE) IN CASH       7,009      32,809       307    (20,657)        7,009

CASH AT BEGINNING
OF PERIOD                  -           -       6,702     53,466           -

CASH AT END OF PERIOD  $ 7,009   $  32,809   $ 7,009   $ 32,809    $    7,009

CASH PAID FOR:
  Interest             $   -     $     -     $   -     $    -      $      -
  Income taxes         $   -     $     -     $   -     $    -      $      -

NON-CASH FINANCING ACTIVITIES

  Common stock issued
  for acquisition      $   -     $     -     $   -     $    -      $  394,062
  Common stock issued
  for debt conversion  $ 23,900  $ 834,000   $23,900   $500,000    $1,019,619
  Common stock issued
  for mineral
  properties           $   -     $ 375,000   $   -     $375,000    $  550,000
  Common stock issued
  for services         $400,500  $ 470,000   $64,000   $    -      $1,873,399

                         PANTHER RESOURCES LTD.
                     (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                       December 31, 1998 and 1997

NOTE 1 -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1998 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1998 audited consolidated financial statements. The results of operations for the periods ended December 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

          During the next 12 months, subject to the receipt of sufficient funding, the Company intends to expend approximately $3,000,000 to conduct exploration and development of the La Verde properties and, depending on the results of such exploration and the Company's ability to finance such operations, to develop the mineral reserves located thereon. Depending on the availability of funding, the Company also intends to explore for potential minable reserves on a limited number of other properties located near the La Verde property.

          If sufficient funding is received, management expects that the Company's exploration activities will be comprised of drifting to delineate ore reserves, further exploration of other identified targets which would include induced polarization, drilling and such other exploration activities as are needed to define the known resource. The La Verde property has been actively mined for the past 12 years and is currently processing approximately 200 tons of ore per day. The exploration that the Company intends to conduct will be aimed at determining the size and location of the multiple ore bodies on the La Verde property.

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

Results of Operations.
----------------------

          During the quarterly period ended December 31, 1998, the Company received no revenues and incurred expenses totaling $710,786. Net loss during the period was $710,786, equaling $0.02 per share.

Liquidity.
----------

          As of December 31, 1998, the Company had total assets of $3,586,101, of which $7,009 consisted of cash and cash equivalents. The Company's proposed exploration activities during the next 12 months will require the expenditure of an estimated $3,000,000. The Purchase Agreement between the Company and Minera Humaya S.A. de C.V, which owns the La Verde Property, provides for the Company to receive approximately 50% of the profits produced by the La Verde property. However, no assurance can be given that the Company's share of the La Verde property profits, if any, will be sufficient to fund its planned operations during the next 12 months. In such an event, management intends to raise such additional funding as is necessary through the private placement of "unregistered" and "restricted" shares of its common stock. However, there can be no assurance that the Company will be able to successfully raise such funding.

Year 2000.
----------

     The Company's proposed mining exploration activities are not dependent on computers that may subject to Year 2000 problems. The Company is presently seeking additional funding to continue with its proposed exploration activities and is not currently conducting any material operations, pending receipt of such funding. At such time as the Company recommences its mining exploration activities, management has determined that Year 2000 issues will not materially affect them, because these activities will be limited to drilling, induced polarization and other activities that are not dependent on computers that may be subject to Year 2000 issues.

     The Company can give no assurance that third parties with whom it does business (e.g., banks and utilities) will ensure Year 2000 compliance in a timely manner or that, if they do not, their computer systems will not have an adverse effect on the Company. However, the Company does not believe that Year 2000 compliance issues of such third parties will result in a material adverse effect on its financial condition or results of operations.

     For the foregoing reasons, the Company has determined that the potential consequences of the Year 2000 would not have a present material effect on its business, results of operations or financial condition.

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

                                      PANTHER RESOURCES LTD.



Date: 2/12/99                         By/s/Gordon J. Muir
     --------------                     -------------------------------------
                                        Gordon J. Muir
                                        CEO and Chairman of the Board



Date: 2/12/99                         By/s/Penny Perfect
     --------------                     -------------------------------------
                                        Penny Perfect
                                        President and Director



Date: 2/12/99                         By/s/Katherine Johnston
     --------------                     -------------------------------------
                                        Katharine Johnston
                                        Vice President and Director