Form 10KSB
period 1999-03-31
PANTHER RESOURCES LTD
filed 1999-07-15
CIK 786129

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended October 31, 1998

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

                       Commission File No. 33-2150-LA


                               PHANTOMFILM.COM
                               ----------------
              (Name of Small Business Issuer in its Charter)

             NEVADA                                        95-3932052
             ------                                        ----------
    (State or Other Jurisdiction of                (I.R.S. Employer I.D.
    No.)
     incorporation or organization)

                    Suite 400, 1111 West Georgia Street
                        Vancouver, British Columbia V6E 4M3
                                     Canada
                                     ------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (604) 689-5377

                           Panther Resources Ltd.
                    2nd Floor, 1111 West Hastings Street
                    Vancouver, British Columbia V6E 2J3
                    -----------------------------------
      (Former Name or Former Address, if changed since last Report)

    Securities Registered under Section 12(b) of the Exchange Act:   None
    Name of Each Exchange on Which Registered:                       None
    Securities Registered under Section 12(g) of the Exchange Act:   $0.001
    par value common stock

         Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         (1)   Yes  X    No            (2)   Yes  X    No
                   ---      ---                  ---      ---

         Check if there is no disclosure of delinquent files in response to
    Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in
    Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ ]

            State Issuer's revenues for its most recent fiscal year: March 31, 1999 - $0.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

           July 1, 1999 - $25,626.10.  There are approximately 25,626,100 shares of common voting stock of the Company held by non-affiliates. During the past two years, there has been no "established trading market" for the Company's common stock; management has arbitrarily valued these shares at par value of one mill ($0.001) per share.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PAST FIVE YEARS)

                             Not Applicable.

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

              State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               March 31, 1999

                                 48,071,600


                   DOCUMENTS INCORPORATED BY REFERENCE

              A description of "Documents Incorporated by Reference" is contained in Item 13 of this report.

    Transitional Small Business Issuer Format   Yes  X   No ___

      ITEM 1.
      DESCRIPTION OF BUSINESS

    INTRODUCTION

         During the fiscal year ended March 31, 1999, the Company was engaged in the business of mineral resource exploration and development. As discussed under the caption "Management's Discussion and Analysis or Plan of Operation," Part II, Item 6 of this Report, these operations were not successful. Management made the decision to change the Company's business direction and on June 11, 1999, which is subsequent to the period covered by this Report, the Company's stockholders voted, among other things, to change its name to "PhantomFilm.com."

         On June 29, 1999, which is subsequent to the period covered by this Report, the Company executed a Licensing Agreement with AlphaTrade.com, a Nevada corporation ("AlphaTrade"), whereby AlphaTrade granted to the Company a non-exclusive licenseto toto to use, produce, distribute and commercialize a streaming audio and video technology developed by AlphaTrade (the "Technology"). A copy of the Licensing Agreement is attached hereto and incorporated herein by reference. See the Exhibit Index, Part III, Item 13 of this Report.

         The Licensing Agreement provides for an initial license period of one year and the issuance of 250,000 "unregistered" and "restricted" shares of the Company's common stock to AlphaTrade upon the execution of the Licensing Agreement. Management anticipates that these shares will be issued shortly after the filing of this Report; unless otherwise indicated, the share figures in this Report do not include the issuance of these shares. The Licensing Agreement also provides for the payment to AlphaTrade of $25,000 per month, commencing upon the date of execution of an expanded version of the Licensing Agreement for a period of 12 months. As of the date of this Report, the parties have not executed an expanded Licensing Agreement and the Company has not made any cash payments to AlphaTrade.

          The Company has the option to extend the Licensing Agreement beyond its initial one-year term by issuing the following numbers of shares of "unregistered" and "restricted" common stock to AlphaTrade on the dates indicated. All anniversary dates are from June 29, 1999, the date of execution of the Licensing Agreement.

     Anniversary              No. of Shares
      -----------             -------------

      First                    90,000

     Second                   80,000

     Third                    70,000

      Fourth                   60,000

      Fifth                    50,000

      Sixth                    50,000
      and every anniversary
      thereafter

         The Technology consists of source code with base level encoding and compression technology that is intended to provide high quality audio and video access over the internet. Using the Technology, the Company plans to provide branded products that enable the creation and real-time delivery of streaming media on the Web. Potential business applications include turnkey production of press conferences, investor conferences, trade shows, stockholder meetings, training sessions, media events, rock concerts, late breaking news, movie trailers, new product introductions, and numerous other media events.

         The Company's business plan calls for it to derive revenues from licensing the Technology to other companies and from the sale of advertising on its own Web sites, including gateway ads with guaranteed "click-throughs," channel and event sponsorships, and traditional banner advertisements. Management believes that streaming media technology is essential to the evolution of the World Wide Web as a mass communication medium since it provides a more compelling user experience.

         Although the Company is not one of the early entrants into the internet video market, it plans to establish strong brand recognition for its streaming video Technology.

    INDUSTRY BACKGROUND

         The internet has grown rapidly in recent years, spurred by developments such as easy-to-use Web browsers, the availability of inexpensive multimedia PCs and internet access, the adoption of more robust network architectures, and the emergence of compelling Web-based content and commerce applications. The broad acceptance of the Internet Protocol ("IP") standard has also led to the emergence of intranets (i.e., local computer networks) and the development of a wide range of non-PC devices that enable users to easily access the internet and intranets. As an interactive, searchable, user-controlled medium, the Web provides for a highly engaging experience and allows users to access an almost unlimited variety and supply of content at their convenience. The Web also enables content providers and advertisers to establish personalized experiences for and communications with consumers. Streaming media technology has enhanced the graphical capabilities of the internet and intranets.

         Much of the internet's rapid evolution can be attributed to the accelerated pace of technological innovation, which has expanded the Web's capabilities and improved users' experiences. Most notably, the internet has evolved from a mass of static, text-oriented Web pages and email services to a much richer environment, capable of delivering graphical, interactive and multimedia content. Prior to the development of streaming media technologies, users could not play back audio and video clips until the content was downloaded in its entirety. As a result, live internet broadcasts were not possible and archived clips were cumbersome to download and use. The development of streaming media products by companies like PhantomFilm enables the simultaneous transmission and playback (i.e., the internet broadcast) of continuous "streams" of audio and video content over the internet and intranets. These technologies have evolved to deliver audio and video over widely used 28.8 kilobits per second ("kbps") narrow bandwidth modems, yet can scale in quality to take advantage of higher speed access that is expected to be provided by xDSL, cable modems and other emerging broadband technologies. Thousands of content providers are now providing media over the internet, and millions of new streaming media users are now accessing streaming media. As the audience for streaming media has grown substantially, many new business models have emerged. Companies are generating revenue by aggregating streaming media, developing streaming media authoring tools, offering turnkey services, and offering media hosting services. Businesses are generating revenue from incorporating streaming media into their Web sites and advertising in new and interesting ways.

         Streaming audio and video content on the internet offers certain opportunities that are not generally available from traditional media. Currently available analog technology and government regulations limit the ability of radio and television stations to broadcast beyond certain geographic areas. Radios and televisions are not widely used in office buildings and other workplaces, where internet access has become commonplace. Traditional business communication tools such as audio conferencing and videoconferencing can be costly, non-targeted and inconvenient. In addition, traditional videocasts are limited in their ability to measure or identify in real time the listeners or viewers of a program. By using the internet, streaming media content can be targeted to a geographically dispersed audience of customers, suppliers, employees and stockholders at relatively low costs and with television-like quality. Internet users can interact with the streaming content by responding to online surveys, voting in polls or obtaining additional information. In addition, internet videos provide highly specific information about an audience to content providers, advertisers and users of internet business services. The convergence of the internet's capabilities and attributes has accelerated its acceptance as a business tool, leading to rapidly growing economic opportunities in Web-based advertising and business service offerings.

         Management believes that the Company's planned products and services will promote the transmission of real-time streaming media content over the internet and intranets. The Company will attempt to establish a significant brand for its streaming video Technology, which is designed to address the technological and market development challenges that confront streaming media content providers and users.

    BROWSER BASED STREAMING MEDIA TECHNOLOGY

        The Company's streaming video uses advanced compression, decompression, transmission and error-correction technologies to permit better delivery of streamed content even in low bandwidth constrained environments. Because the Company's streaming video requires no downloads or software purchases, it is easier for users to take advantage of its superb display characteristics.

         The Company plans to provide access to its streaming video to individual users for no cost as part of its strategy to build brand loyalty and increase consumer demand for its products. Management believes that streaming video will grow to be the preferred method of listening to and viewing content over the internet. The Company also plans to implement a business services model that will enable customers to conduct cost-effective internet or intranet videocasts of live and on-demand business and educational programming, including press conferences, conference calls, trade shows, stockholder meetings, new product introductions, training sessions, distance learning seminars, customized corporate TV programs and media events, each custom tailored to meet the needs of our customers. The Company believes that these extra services will differentiate its content and broaden its revenue base.

         The simplicity of the Company's streaming video will permit it to provide streaming media programming to virtually any computer regardless of the underlying bandwidth. The Company believes that streaming media usage will surge once the process has been simplified so the end user experience is enhanced.

         The Company's business plan also calls for it to develop its own Web sites. The Company intends to drive traffic to its sites and enhance brand awareness through strategic relationships with key internet companies. As of the date of this Report, the Company has not entered into any such relationship with any internet company and there can be no assurance that it will be successful in this regard.

         The Company plans to offer exclusive and comprehensive audio and video programming that can be targeted to specific audiences and demographics. Additionally, unlike Web sites that offer only text-based banner ads, the Company's Technology will allow it to offer multimedia packages incorporating custom audio and video applications such as gateway ads with guaranteed "click-throughs," channel and event sponsorships.

         The Company's objective is to be the leading streaming media company, providing streaming browser based applications and services that enable the creation, delivery and playback of, and easy access to, multimedia content over the internet, intranets and through hardware devices, thereby facilitating the internet's evolution into the broadest and most powerful mass communication and commerce medium. To achieve this objective, the Company's strategy includes the following key elements:

         CREATE TECHNOLOGY LEADERSHIP. The Company will work to establish a reputation as the leader in streaming media technology and intends to maintain this reputation for leadership, quality and innovation in streaming media technology by offering new applications and services on a continual basis. By the fall of 1999, management believes that the Web streaming media delivery will be commercially available. Streaming video is designed to allow users to view rich multimedia presentations on the Web and to more reliably deliver the best user multimedia experience across a host of different bandwidths.

         MAXIMIZE MARKET PENETRATION AND DEVELOP STRONG BRAND NAME RECOGNITION. The Company believes that it can become the recognized leader in streaming media technology. It will seek to achieve rapid and broad adoption of its Technology in order to create strong brand recognition. This strategy can be achieved through various means such as offering the Company's basic streaming video free of charge over the internet, bundling its products with those of other major vendors and distributing its products through multiple distribution channels.

         DEVELOP MARKET POSITION. The Company believes that it can leverage its technology leadership to create a strong market position and brand name loyalty to create its market share and diversify its revenue base. It plans to utilize these strategies to accomplish that goal:

              GROW STREAMING MEDIA BUSINESS. The Company intends to capitalize on the increasing demand for streaming media by developing, marketing and supporting industry-leading products and services. It also plans to strengthen its marketing, sales and customer support efforts as the size of the market and customer base increases.

              TARGET LARGE CUSTOMER BASE. The Company plans to expand its electronic commerce activities and revenue potential by marketing its own steaming media products and services to its customer base.

                 EXPAND ELECTRONIC COMMERCE BUSINESS. The Company plans to build Web sites that will provide product information and resources and will promote the sale of its products. The Company plans to expand its own and other companies' product and service offerings through these Web sites by marketing to an ever increasing base of users.

         CONNECT CONSUMERS TO STREAMING MEDIA CONTENT. The Company plans to build a network of Web sites that will link to third-party streaming media programming, making it easy for consumers to quickly find and link to streaming media that interests them. The Company plans to build Web site traffic through innovative aggregation strategies, to increase Web-site advertising revenues, strengthen its electronic commerce platform and promote streaming media content on the internet and intranets.

         DEVELOP AND MARKET STREAMING MEDIA SOLUTIONS FOR A VARIETY OF PLATFORMS AND BANDWIDTHS. The Company's streaming video is designed to run on a broad range of operating systems and hardware platforms, enabling content providers to reach a broad audience and businesses to deliver intranet content in heterogeneous computing environments. Management believes that the Company's the already wide acceptance of currently available streaming media technology is an indication of future acceptance of its own Technology. Currently, personal computers ("PC's") in low-bandwidth environments can access streaming video in a limited way. Significant efforts continue, however, to make access to the internet available on a wider range of platforms, including non-PC internet appliances and set-top boxes, and over higher-speed connections, including ISDN, ASDL and cable modems, which offer high speed connections that the Company believes will eventually be more widely available in homes. As a result, the Company continues to design its streaming video applications to operate better in a range of bandwidth environments and to be flexible enough to easily port to new platforms. Management believes that improvements in infrastructure technologies, such as caching and splitting, will enable content providers to access greater bandwidth more cost effectively. The Company believes it is well positioned to capitalize on possible significant platform and bandwidth changes.

            CREATE AND DEVELOP STRATEGIC RELATIONSHIPS. The Company plans to establish strategic relationships with a variety of companies, including software and hardware vendors, entertainment companies, content publishers and broadcast media companies. Management believes that by strongly pursuing these relationships it will help to ensure rapid adoption of its streaming video Technology; to speed development of compelling streaming media content to accommodate enhanced consumer demand; to expand the range of commercial activities based on its streaming video; and foster the development of industry standard protocols..

         RESEARCH AND DEVELOPMENT

         The Licensing Agreement between the Company and AlphaTrade provides for the parties to enter into an expanded licensing agreement containing additional terms. The parties expect that one of these terms will provide for AlphaTrade to devote a substantial portion of its resources to developing new products and product features, expanding and improving its fundamental streaming technology, and strengthening its technological expertise. The Company plans to engage in the marketing and commercial exploitation of the Technology, with AlphaTrade responsible for technological matters.

         SALES, MARKETING AND DISTRIBUTION

         Management believes that any individual or company that desires to send or receive streaming media content over the internet or intranets is a potential customer. To reach as many of these potential customers as possible, the Company plans to market its streaming video products and services through several direct and indirect distribution channels including over the internet, through a direct sales force and distributors.

         ELECTRONIC COMMERCE. The Company plans to license the streaming video Technology on its web site, which will provide a low-cost, globally accessible, 24-hour sales tool.

         DIRECT SALES FORCE. Subject to receipt of sufficient revenues, the Company plans to build a direct sales force to market its products and services.

         SALES THROUGH CONTENT AGGREGATORS AND HOSTING PARTNERS. The Company plans to sell its streaming applications and services to content aggregators, internet service providers and other hosting providers who will redistribute or provide end users access to the Company's streaming technology from their Web sites and systems.

         ADVERTISING SALES. The Company's planned sales force will market and sell advertising on its Web sites and within media streams that the Company hosts on behalf of its corporate customers.

         INTERNATIONAL SALES. In the event that its planned business operations are successful, the Company will seek to establish subsidiaries throughout the world that will market and sell its products outside the continental United States and Canada. This would be achieved through the development of a multi-lingual sales force and distribution arrangements to assist in international sales.

         MARKETING PROGRAMS. The Company intends to participate in trade shows, conferences and seminars, product information platforms, and generally promote and co-promote special events that will emphasize its streaming video Technology.

         CUSTOMERS

         The Company's intended customers will consist primarily of businesses and individuals located throughout the world. Sales to customers outside the U.S., primarily in Asia and Europe, will be minimal initially, as the focus will be in the continental United States.

         COMPETITION

         As streaming media evolves into a central and necessary component of the internet experience, more companies are entering the market for, and expending ever increasing resources to develop, streaming media software and services. Competition for the standard streaming video is intense and is intensifying. Management believes there is currently no competition in the browser-based streaming video sector; however, major competitors in the development and distribution of downloadable streaming media solutions include Microsoft Corporation, Apple Computer, Inc. and RealNetworks. Competitive factors include the quality and reliability of software; features for creating, editing and adapting content, ease of use and interactive user features; scalability and cost per user; pricing and licensing terms; and compatibility with the user's existing network components and software systems.

         No clear standards have emerged with respect to non-PC, wireless, cable-based systems. Likewise, no one company has gained a dominant position in the mobile device market because such devices are not yet able to handle media. Another company or standard may emerge in any of these areas to surpass the Company's Technology. In addition, there is competition to a lesser degree from non-streaming audio and video delivery technologies such as AVI, QuickTime, and MP3. MP3, a current phenomenon in IP-based media delivery that the Company is not now participating in, is emerging as a popular distribution mechanism for "fast download" of audio content that does not require streaming. Other fast download, or non-streaming IP-based content distribution methods, are likely to emerge.

         Neither AlphaTrade nor the Company has secured any patent or other intellectual property protection with respect to the Technology. The possibility exists that a competitor could develop a similar technology that would substantially decrease or destroy what management believes is the Company's competitive advantage in this area.

         Key elements of the Company's strategy include the following:

         ENTERTAIN AND DEVELOP EXCLUSIVE CONTENT OFFERINGS

         The Company will seek to provide the most comprehensive audio and video programming on the internet. To this end, the Company's objective is to acquire exclusive, long-term internet rights to streaming media content.

         PENETRATE THE BUSINESS SERVICES MARKET

         Management believes that the Company's streaming video services will enable businesses, consumers and other organizations to improve communication with, and dissemination of information to, customers, suppliers, employees and the investment community. The Company believes that the combination of its unique streaming video and the local and global reach of the internet will provide corporate businesses with a state-of-the-art method of multimedia presentation.

         EXPAND INTERNET BUSINESS-TO-BUSINESS SALES FORCE

         In the event that its initial operations are successful, the Company plans to develop a dedicated, experienced internet sales force in order to increase its presence. The Company currently employs a limited sales force which it intends to increase substantially as the video technology becomes commercially viable in approximately the fall of 1999. See the heading "Employees" of this caption.

         CAPTURE AND DEVELOP EMERGING REVENUE OPPORTUNITIES

         The Company intends to capture strategic revenue growth opportunities as user demand increases and the Company's technological developments become more widely adopted. Such opportunities are expected to include pay-per-listen/view applications, fee-based sharing of the Company's exclusive content on other Web sites, insertion of commercials within programming and electronic commerce opportunities.

         BUSINESS SERVICES

         The Company plans to provide cost-effective internet and intranet streaming video services to businesses and other organizations. These business services will include turnkey production of press conferences, conference calls, investor conferences, tradeshows, stockholder meetings, product introductions, training sessions, distance learning seminars, customized corporate TV channels and media events.

         The Company's streaming video services will be designed to enable these businesses and other organizations to improve communication with customers, suppliers, employees and the investment community by:

         COST-EFFECTIVELY REACHING THE IN-OFFICE USER

         The proliferation of multimedia enabled networked personal computers and other internet-attached devices in the workplace has created the opportunity for businesses to use the internet and intranet to cost-effectively broadcast streaming media communications to both large and small targeted audiences. The Company will be able to broadcast events to users who can view and listen to such broadcasts uninterrupted while continuing to perform other tasks on their computers.

         BUSINESS SERVICES

         Initially, the Company will focus its business services marketing efforts on larger companies in varied industries. The Company believes it can successfully market its services to medium-sized and smaller
    businesses as well.   The Company will also utilize reseller
    arrangements, whereby partners will have the right to sell the Company's business services packages to their established customer bases.

         ADVERTISING

         The Company's wide flexibility offers advertisers the ability to sell advertising packages targeted to specific audiences and demographics. Additionally, unlike Web sites that can offer only text-based banner advertisements, the Company can offer a multimedia package that will incorporate the latest in custom audio and video applications such as gateway ads with guaranteed "click-throughs," and channel and event sponsorships, as well as icon advertising and viewer choice advertising.

         Gateway Ads with Guaranteed Click-Throughs. The Company's Technology can provide advertisers with the opportunity to incorporate gateway ads directly into their internet advertising packages. Gateway ads are audio or video clips that are inserted at the lead of selected programming, lasting from 15 to 30 seconds, that play prior to the audio or video content that has been selected by the user. A guaranteed click-through is a pop-down browser window that automatically launches at the beginning of the gateway ad displaying an advertiser's Web site or other targeted information. Gateway ads are also available without guaranteed click-throughs. The industry standard is to sell these advertisements at a higher CPM than traditional banner ads because of their unique nature.

         Channel and Event Sponsorships. The Company can offer advertisers the ability to sponsor special events enabling advertisers to brand entire events. An event sponsorship would involve the rotating and permanent placement of buttons, logos and Web site links. Event sponsorships are common with such companies as Pepsi, Intel and Microsoft.

         In-Stream Ads and In-Player Banner Ads. As streaming media technology advances, the Company will be able to capitalize on new opportunities to differentiate its advertising solutions.

         MARKETING

         The Company's marketing efforts will be aimed at promoting the PhantomFilm.com brand and the Company's audio and video programming and business services. The Company will utilize both traditional and innovative media vehicles for marketing and promotional purposes, including radio, television and print advertisements, as well as creating marketing arrangements with other leading Web sites, gateway ads with guaranteed click-throughs and in-player banner ads on the Company's Web sites and email newsletters.

         Online Marketing. The Company plans to exchange video and banner ads with other high traffic and targeted Web sites and to use these opportunities to highlight its video presentations of high profile live events and drive traffic to revenue generating Web sites. The video ads will also be used to promote business services customers' events in order to attract larger audiences.

         STRATEGIC RELATIONSHIPS

         The Company plans to enter into strategic relationships with content providers and other key companies in order to enhance the Company's competitive advantages. The Company believes that licensing content from third parties is preferable to creating content because such licensed content has existing demand and is self-replenishing.

         The Company will seek to leverage its content aggregation and internet broadcast network through strategic relationships with key companies to increase traffic and brand awareness.

         Competition among Web sites that provide compelling content, including streaming media content, is intense and is expected to increase significantly in the future. The Company will be competing against a variety of businesses that provide content through one or more media, such as print, radio, television, cable television and the internet. Traditional media companies have not established a significant streaming media presence on the internet and may expend resources to establish a more significant presence in the future. These companies have significantly greater brand recognition and financial, technical, marketing and other resources than the Company. The Company will be competing generally with other content providers for the time and attention of users and for advertising revenues. To compete successfully, the Company must license and then provide sufficiently compelling and popular content to generate users, support advertising intended to reach such users and attract business and other organizations seeking internet streaming video distribution. The Company will be competing with other internet streaming video companies and Web sites to acquire internet broadcasting rights to compelling content. The Company believes that the principal competitive factors in attracting internet users include the quality of service and the relevance, timeliness, depth and breadth of content and services offered. The Company will also compete for the time and attention of internet users with thousands of Web sites operated by businesses and other organizations, individuals, governmental agencies and educational institutions. For example, certain Web sites provide a collection of links to other Web sites with streaming media content. The Company expects competition to intensify and the number of competitors to increase significantly in the future. In addition, as the Company expands the scope of its content and services, it will compete directly with a greater number of Web sites and other media companies. Because the operations and strategic plans of existing and future competitors are undergoing rapid change, it is extremely difficult for the Company to anticipate which companies are likely to offer competitive services in the future.

         The Company will also compete with online services, other Web site operators and advertising networks, as well as traditional media such as television, radio and print for a share of advertisers' total advertising budgets. The Company believes that the principal competitive factors for attracting advertisers include the number of users accessing the Company's Web sites, the demographics of the Company's users, the Company's ability to deliver focused advertising and interactivity through its Web sites and the overall cost-effectiveness and value of advertising offered by the Company. There is intense competition for the sale of advertising on high-traffic Web sites, which has resulted in a wide range of rates quoted by different vendors for a variety of advertising services, making it difficult to project levels of internet advertising that will be realized generally or by any specific company. Any competition for advertisers among present and future Web sites, as well as competition with other traditional media for advertising placements, could result in significant price competition. The Company believes that the number of companies selling Web-based advertising and the available inventory of advertising space have recently increased substantially. Accordingly, the Company may face increased pricing pressure for the sale of advertisements. There can be no assurance that the Company will be able to compete effectively in its chosen field.

         GOVERNMENTAL REGULATION

         Although there are currently few laws and regulations directly applicable to the internet, it is likely that new laws and regulations will be adopted in the United States and elsewhere covering issues such as privacy, pricing, sales taxes and characteristics and quality of internet services. It is possible that governments will enact legislation that may be applicable to the Company in areas such as content, network security, encryption and the use of key escrow, data and privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, access charges and retransmission activities. Moreover, the applicability to the internet of existing laws governing issues such as property ownership, content, taxation, defamation and personal privacy is uncertain. The majority of such laws were adopted before the widespread use and commercialization of the internet and, as a result, do not contemplate or address the unique issues of the internet and related technologies. Any such export or import restrictions, new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the internet, increase the Company's cost of doing business or increase the Company's legal exposure, which could have a material adverse effect on the its business, financial condition and results of operations.

         On October 28, 1998, the "Digital Millennium Copyright Act" ("DMCA") affecting the performance of sound recordings by certain subscription and nonsubscription transmission services was enacted. The DMCA permits statutory licenses for the performance of sound recordings and for the making of ephemeral recordings to facilitate transmissions. Under these statutory licenses, the Company will be required to pay licensing fees for the performance of sound recordings by the Company in original and archived programming and through retransmissions of radio broadcasts. The DMCA does not specify the rate and terms of the statutory licenses, which will be determined either through voluntary inter-industry negotiations or arbitration. By distributing content over the internet, the Company also faces potential liability for claims based on the nature and content of the materials that it distributes, including claims for defamation, negligence or copyright, patent or trademark infringement, which claims have been brought, and sometimes successfully litigated, against internet companies. While the current law generally states that entities like the Company, which provide interactive computer services, shall not be treated as the publisher or speaker with respect to third party content they distribute, the scope of the law's definition and limitations on liability have not been widely tested in court. Accordingly, the Company may be subject to such claims. The Company does not maintain media liability insurance or general liability insurance. Any liability in this regard could have a significant adverse effect the Company's business.

         INTELLECTUAL PROPERTY

         The Company regards its intellectual property as important to its success, and the Company relies on a combination of confidentiality and non-disclosure agreements and contractual provisions with its employees and with third parties to establish and protect its proprietary rights. There can be no assurance that these steps will be adequate.

         Neither the Company nor AlphaTrade has secured any copyright, trademark, patent or other intellectual property protections with respect to the Technology. Therefore, there is nothing to prevent a competitor from developing and commercializing a product using the same or a substantially similar technology. Such an event would likely have a substantial negative impact on the Company's operations, particularly in the event that a large, well-established entity such as Microsoft enters into such competition with the Company.

         The Company may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. If third parties hold trademark, copyright or patent rights that conflict with the business of the Company, then the Company may be forced to litigate infringement claims that could result in substantial costs to the Company. In addition, if the Company was unsuccessful in defending such a claim, it could adversely affect the Company's business.

         If third parties prepare and file applications in the United States that claim trademarks that may be used or registered by the Company in the future, the Company may oppose those applications and be required to participate in proceedings before the United States Patent and Trademark Office to determine priority of rights to the trademark, which could result in substantial costs to the Company. An adverse outcome in litigation or privity proceedings could require the Company to license disputed rights from third parties or to cease using such rights. Any litigation regarding the Company's proprietary rights could be costly and divert management's attention, result in the loss of certain of the Company's proprietary rights, require the Company to seek licenses from third parties and prevent the Company from selling its services. In addition, inasmuch as the Company plans to licenses a substantial portion of its content from third parties, its exposure to copyright infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of such licensed content. The Company will generally obtain representations as to the origins and ownership of such licensed content and will generally seek indemnification to cover any breach of any such representations; however, there can be no assurance that such representations will be accurate or given, or that such indemnification will adequately protect the Company.

         As part of its confidentiality procedures, the Company generally enters into agreements with its employees and consultants and limits access to and distribution of its documentation and other proprietary information. However, there can be no assurance that the steps taken by the Company will prevent misappropriation of its proprietary information or that agreements entered into for that purpose would be enforceable. Notwithstanding the precautions taken by the Company, it might be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization. The laws of some countries may afford the Company little or no effective protection of its intellectual property.

         EMPLOYEES

         As of June 30,1999, the Company had 8 full-time employees. None of the Company's employees is subject to a collective bargaining agreement and the Company believes that its relations with its employees are good.

         COMPANY RISK FACTORS

         In addition to the risks set forth above, the Company's proposed operations will be subject to the following risk factors:

         LIMITED OPERATING HISTORY

         The Company has not yet started its planned operations of streaming video and audio. We have a limited operating history on which to base an evaluation of the business and prospects, and our only prior history has been in the unrelated mining industry. Our prospects must be considered in light of the risks, difficulties and uncertainties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as the market for internet content, business services and advertising. These risks include our ability to:

      -  provide compelling and unique content to internet users;

      -  successfully market and sell our business services;

      - effectively develop new relationships with advertisers, content providers, business customers and advertising agencies;

      - continue to develop and upgrade our technology and network infrastructure;

           - respond to competitive developments; and

      -  attract, retain and motivate qualified personnel.

         Our operating results will be dependent on factors outside of our control, such as the availability of compelling content and the development of broadband networks that support multimedia streaming. There can be no assurance that we will be successful in addressing these risks, and failure to do so could have an adverse effect on our business.

         POSSIBILITY OF CONTINUING LOSSES

         We fully expect to continue to incur operating losses for the foreseeable future.

         Although the Company expects to begin receiving revenues during the fiscal year commencing April 1, 1999, we cannot assure investors that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, there can be no assurances that the company can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the business will be materially and adversely affected.

         QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS

         Quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include:

        - the cost of acquiring and the availability of content;

        - the demand for our business services;

        - demand for internet advertising;

        - seasonal trends in internet advertising placements;

        - the advertising cycles for, or the addition or loss of, individual advertisers;

        - the level of traffic on our Web sites;

        - the amount and timing of capital expenditures and other costs relating to the expansion of operations;

        - price competition or pricing changes in Internet streaming video services;

        - the seasonality of the content of certain types of broadcasts, such as sporting and other events;

        - the level of and seasonal trends in the use of the internet;

        - technical difficulties or system downtime;

        - the introduction of new products or services by us or our competitors,

        - our ability to successfully integrate operations and technologies from acquisitions; and

        - general economic conditions and economic conditions specific to the internet, such as electronic commerce and online media.

         Any one of these factors could cause our revenues and operating results to vary significantly in the future. In addition, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could cause significant declines in our quarterly operating results.

         DEPENDENCE ON THIRD PARTY CONTENT PROVIDERS

         Our future success depends upon our ability to aggregate and deliver compelling content over the internet. We can create our own content; however, we will rely heavily on third party content providers, such as television stations and cable networks, businesses and other organizations, universities, film producers and distributors, and record labels for compelling and entertaining content. Our ability to maintain and build relationships with content providers is critical to our future success. Although many agreements with third party content providers may be for initial terms of more than two years, such agreements may not be renewed or may be terminated prior to the expiration of their terms if we do not fulfill our contractual obligations. Our inability to secure licenses from content providers or performance rights societies or the termination of a significant number of content provider agreements would decrease the availability of content that we can offer users. Such inability or termination may result in decreased traffic on our Web sites and, as a result, decreased advertising revenue, which could adversely affect our business.

         Many agreements with content providers will be nonexclusive, and many of our competitors offer, or could offer, content that is similar to or the same as that obtained by us from such nonexclusive content providers. Such direct competition could adversely affect our business.

         LICENSE FEES PAYABLE TO CONTENT PROVIDERS MAY INCREASE

         License fees payable to content providers and performance rights societies and other licensing agencies may increase as competition for such content increases. There can be no assurance that content providers, performance rights societies or other licensing agencies will enter into prospective agreements with the Company on the same or similar terms as those currently in effect with competitors. If we are required to pay increased licensing fees, such increased payments could adversely affect our business.

         We will be operating at a very early stage of development while our competitors have been rapidly evolving. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty and risk. Sales of our business services may require an extended sales effort in certain cases and, depending upon its early revenue stream, the Company may be not be able to afford to pay a sales staff. In addition, potential customers must accept streaming video services as a viable alternative to face-to-face meetings, television or radio, audio teleconferences and video conferencing. Because the market for the Company's proposed specialized business services is new and evolving, it is difficult to predict the size of this market and its growth rate, if any. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if our Web sites do not achieve or sustain market acceptance, our business could be adversely affected.

         WE ARE DEPENDENT ON THE ACCEPTANCE OF STREAMING MEDIA TECHNOLOGY

         Our success depends on the market acceptance of streaming media technology provided by companies such as the Company, RealNetworks, GMV Network, Broadcast.com and Microsoft. Early streaming media technology suffered from poor audio quality, and video streaming at 28.8 kbps(thousands of bits per second) currently is of lower quality than television or radio broadcasts. In addition, congestion over the internet and packet loss may interrupt audio and video streams, resulting in unsatisfying user experiences. In order to receive streamed media adequately, users generally must have multimedia PCs with certain microprocessor requirements and at least 28.8 kbps internet access and streaming media software. Typically, users have had to electronically download such software and install it on their PCs. Such installation may require technical expertise that some users do not possess. Furthermore, in order for users to receive most streaming media over corporate intranets, information systems managers may need to reconfigure such intranets. Because of bandwidth constraints on corporate intranets, some information systems managers may block reception of streamed media. Management believes that any widespread adoption of the Company's streaming media technology in the future may be due in part to the obstacles faced by users in viewing our competitors' videos.

         DEPENDENCE ON THE CONTINUED ACCEPTANCE OF THE INTERNET AS AN ADVERTISING MEDIUM

         Both the amount of any future advertising revenues and demand and market acceptance for internet advertising solutions are uncertain.

         There are currently no set standards for the measurement of the effectiveness of internet advertising, and the industry may need to develop standard measurements to support and promote internet advertising as a significant advertising medium. If such standards do not develop, existing advertisers may not continue their current levels of internet advertising. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the internet. Our business would be adversely affected if the market for internet advertising fails to develop or develops more slowly than expected.

         Different pricing models are used to sell advertising on the internet. It is difficult to predict which, if any, will emerge as the industry standard. This makes it difficult to project future advertising rates and revenues. Our advertising revenues could be adversely affected if we are unable to adapt to new forms of internet advertising. Moreover, software programs that limit or prevent advertising from being delivered to an internet user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of any internet advertising.

         GROWTH MAY BE A DETERENT TO SUCCESS

         If we are unable to grow effectively, our business could become unmanageable. Our anticipated future growth could place a significant strain on our resources. As part of any such growth, we will have to implement new operational and financial systems, procedures and controls.

         Services based on sophisticated software and computer systems often encounter development delays and the underlying software may contain undetected errors that could cause system failures when introduced. Any system error or failure that causes interruption in availability of content or an increase in response time could result in a loss of potential or existing business services customers, users, advertisers or content providers and, if sustained or repeated, could reduce the attractiveness of our Web sites to such entities or individuals. In addition, because our Web advertising revenues will be directly related to the number of advertisements delivered by users, system interruptions that result in the unavailability of our Web sites or slower response times for users would reduce the number of advertisements delivered and reduce revenues.

         A sudden and significant increase in traffic on our Web sites could strain the capacity of our hardware and telecommunications systems, which could lead to slower response times or system failures. Our planned operations will also be dependent upon receipt of timely feeds from our content providers, and any failure or delay in the transmission or receipt of such feeds could disrupt our operations.

         We will be dependent upon Web browsers, Internet Service Providers ("ISPs") and online service providers ("OSPs") to provide internet users access to our Web sites. Many of these providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

         NETWORK IS SUBJECT TO SECURITY RISKS

         The Company's networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our internet operations. ISPs and OSPs have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of internet users, current and former employees or others. We may be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches.

         DEPENDENCE ON SHORT-TERM ADVERTISING CONTRACTS

         A substantial portion of our future Web advertising revenues will be derived from short-term contracts. There can be no assurance that advertisers will purchase advertisements or that we will be able to secure advertising contracts at attractive rates or at all.

         INTENSE COMPETITION FOR INTERNET STREAMING MEDIA CONTENT

         The number of Web sites competing for the attention and spending of members, users and advertisers has increased and we expect it to continue to increase.

         We will compete for members, users and advertisers with the following types of companies:

        - other Web sites, Internet portals and Internet broadcasters to acquire and provide content to attract users;

        - videoconferencing companies, audio conferencing companies and internet business services broadcasters;

        - online services, other Web site operators and advertising networks, as well as traditional media such as television, radio and print, for a share of advertisers' total advertising budgets; and

        - local radio and television stations and national radio and television networks for sales of advertising spots.

         Increased competition could result in price reductions, reduced margins or loss of market share, any of which could adversely affect our business.

         DEPENDENCE ON CONTINUED GROWTH IN THE USE OF THE INTERNET AND STREAMING MEDIA CONTENT

         Our market is new and rapidly evolving. Our business would be adversely affected if internet usage does not continue to grow, particularly usage for multimedia information and entertainment and as a vehicle for commerce in goods and services. The internet may not be accepted as a viable commercial medium for "no-download required" streaming multimedia content for a number of reasons, including:

        - potentially inadequate development of the necessary infrastructure;

        - inadequate development of enabling technologies;

        - lack of acceptance of the internet as a medium for distributing streaming media content; and

        - inadequate commercial support for Web-based advertising.

         If internet usage grows, the internet infrastructure may not be able to support the demands placed on it by this growth, specifically the demands of delivering high quality video content and its performance and reliability may decline. In addition, many Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the internet network infrastructure. If these outages or delays frequently occur in the future, internet usage, as well as the usage of our Web sites, could grow more slowly or decline.

         RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY

         Our market is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. A failure by us to rapidly respond to technological developments could adversely affect our business. The emerging character of these products and services and their rapid evolution will require us to:

        - effectively use leading technologies;

        - continue to develop our technological expertise; and

        - enhance our current services and continue to improve the performance, features and reliability of our network infrastructure.

         Changes in network infrastructure, transmission and content delivery methods and underlying software platforms and the emergence of new broadband technologies, such as xDSL and cable modems, could dramatically change the structure and competitive dynamic of the market for streaming media solutions. In particular, technological developments or strategic partnerships that accelerate the adoption of broadband access technologies or advancements in streaming and compression technologies may require us to expend resources to address these developments. In addition, the widespread adoption of new internet technologies or standards could require substantial expenditures to modify or adapt our Web sites and services.

         OUR BUSINESS IS DEPENDENT ON OUR KEY PERSONNEL

         Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly, Penny Perfect and Gordon Muir. The loss of the services of these people or certain other key employees, would likely have a significantly detrimental effect on our business.

         We do not maintain "key person" life insurance for any of our personnel. Our future success also depends on our continuing to attract, retain and motivate highly skilled employees.

         COMPETITION FOR PERSONNEL IN OUR INDUSTRY IS INTENSE

         We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.

         FAILURE OF COMPUTER SYSTEMS AND SOFTWARE PRODUCTS TO BE YEAR 2000 READY COULD NEGATIVELY IMPACT OUR BUSINESS

         Many currently installed computer systems and software products only accept two digits to identify the year in any date. Thus, the year 2000 will appear as "00," which the system might consider to be the year 1900 rather than the year 2000. This could result in system failures, delays or miscalculations causing disruptions to our operations.

         With the assistance of an independent consultant, we have evaluated the Year 2000 readiness of the hardware and software utilized in our operations, including non-information technology operations, such as building security, voice mail and other systems. Our evaluation included:

        - the identification of internally utilized products;

        - checking of products' Year 2000 readiness; and

        - assessment of repair or replacement.

         Based on this assessment, we have determined that there are no material Year 2000 issues within our systems and services.

         Since third parties developed and currently support many of the systems that we use, a significant part of this effort will be to ensure that these third-party systems are Year 2000 ready. We plan to confirm this readiness through a combination of the representation by these third parties of their products' Year 2000 readiness, as well as specific testing of these systems. The failure of systems maintained by third parties to be Year 2000 ready could cause us to incur significant expense to remedy any problems, reduce our revenues from such third parties or otherwise seriously damage our business. A significant
    Year 2000-related disruption of the network services or equipment that third-party vendors provide to us could also cause our users to consider seeking alternate providers or cause an unmanageable burden on our technical support.

         Additionally, we rely upon various governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers. There is no assurance that such parties will not suffer a year 2000 business disruption, which could adversely affect our ability to conduct our business.

         Our failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, some of our normal business activities or operations.

         OUR STOCK PRICE MAY CONTINUE TO BE SUBJECT TO SIGNIFICANT
         VOLATILITY

         The trading price of our common stock has been and may continue to be subject to wide fluctuations. Trading prices of the common stock may fluctuate in response to a number of factors, many of which are beyond our control. In addition, the stock market in general, and the market for internet-related and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and reflect price earnings ratios substantially above historical levels. There can be no assurance that these trading prices and price earnings ratios will be sustained. These broad market and industry factors may adversely affect the market price of the Company's common stock, regardless of our operating performance.

         SHARES ELIGIBLE FOR PUBLIC SALE COULD ADVERSELY AFFECT OUR STOCK
    PRICE

         As of March 31, 1999, there were outstanding 48,071,600 shares of our common stock. As of March 31, 1999, 14,195,000 of these shares were held by existing stockholders as "restricted securities" and will become eligible for sale only if registered or if they qualify for an exemption from registration under Rules 144 or 701 under the Securities Act. Sales of a large number of shares could have an adverse effect on the market price of our common stock.

         The stockholders have no restrictions on selling any of our securities held by them, other than as provided under applicable securities laws. In addition, certain stockholders can require us to register our securities they own for public sale. Any sales by these stockholders could adversely affect the trading price of our common stock.

    ITEM 2.   DESCRIPTION OF PROPERTY

         The Company's executive offices are located in Vancouver, B.C., Canada in a 4,000 square foot facility that we sub-lease at a current monthly rent of $5,000. The sub-lease is verbal. The master lease is for a term of five years, and the lessee has an option to renew the lease for an additional five years. Approximately 4-1/2 years remain on
    the first term of the master lease.   The Company does not own any real
    estate.

    ITEM 3. LEGAL PROCEEDINGS

         The Company is neither a party to nor does it have any property which is subject to any material pending legal proceedings. Nor, to the knowledge of management, is any governmental authority contemplating any legal proceeding against the Company.

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On June 11, 1999, which is after the period covered by this Report, the Company held an Annual Meeting of Shareholders at its head office in Vancouver, British Columbia, Canada to approve: (1) a reverse split of the issued and outstanding shares of the Company's common stock in the ratio of one share for 10, with fractional shares rounded up to the nearest whole share and with appropriate adjustments in the stated capital and additional paid-in capital accounts of the Company; (2) the amendment of the Company's Articles of Incorporation to change its name from "Panther Resources Ltd." to "PhantomFilm.com"; and (3) the amendment of the Company's Articles of Incorporation to decrease the par value of its preferred shares from one dime ($0.10) per share to one mill ($0.001) per share.

         Each of the foregoing proposals was approved by the holders of a majority of the voting power of the Company's outstanding securities.

                             PART II

    ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

    Shareholders

         At March 31, 1999 there were 1158 shareholders of record of the Company's common stock.

    Market Information

         Currently, the Company's common stock is traded over-the-counter and quoted on the OTC Bulletin Board of the NASD (the "Bulletin Board") under the symbol "PHLM". The high and low bid prices for the common stock as reported by the Bulletin Board since April 1, 1997 are listed below. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

    Unless otherwise indicated, the reported bid prices have been adjusted to reflect the 1 for 10 stock split that occurred on March 1, 1997; the 1 for 20 reverse stock split that occurred on March 22, 1997; and the 1 for 10 reverse stock split that occurred on June 15, 1999, which is subsequent to the period covered by this report.

    Fiscal Year      Quarter             High      Low

    1997             April - June        3.28      0.25
                     July - Sept.        2.05      0.15
                     Oct. - Dec.         1.75      0.40625

    1998             Jan. - March        0.01      0.001

    Fiscal Year      Quarter             High      Low

    1998             April - June        0.93      0.22
                     July - Sept.        0.27      0.06
                     Oct. - Dec.         0.26      0.05

    1999             Jan. -  March       0.24      0.09
                     April - June        1.625*    0.05

             * This figure does not reflect the reverse stock split that occurred on June 15, 1999.

    Dividends

         The Company has never declared any cash dividends and does not anticipate paying such dividends in the near future. The Company anticipates all earnings, if any, over the next twelve (12) to twenty
    (20) months will be retained for future investments in business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. The Company is under no contractual restrictions in declaring or paying dividends to its shareholders.

         The future sale of presently outstanding "unregistered" and "restricted" common stock of the Company by present members of management and persons who own more than five percent of the outstanding voting securities of the Company may have an adverse effect on any market that may develop in the shares of the common stock of the Company.

    Recent Sales of "Unregistered" Securities

         The following unregistered securities have been issued since April 1, 1998:
                                                Offering    Exemp-
    Date           No. of Shares    Title          Price     tion    Reason

  Apr. 13/98          2,035,160     Common         $0.25     4(2)  Private
                                                                   Placement

  Apr. 13/98            400,000     Common         $0.50     4(2)  Private
                                                                   Placement

  May 6/98               30,000     Common         $0.30     4(2)  Staff
                                                                   Compen-
                                                                   sation

  July 17/98             50,000     Common         $0.30     4(2) Private
                                                                  Placement

  July 17/98          1,857,000     Common         $0.20     4(2) Private
                                                                  Placement

  Aug. 25/98          2,000,000     Common         $0.08     4(2) Private
                                                                  Placement

  Oct. 3/98           2,000,000     Common         $0.10     4(2) Private
                                                                  Placement

  Feb. 15/99          5,000,000     Common         $0.15     4(2) Private
                                                                  Placement

    ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following Item contains forward-looking statements within the meaning of Federal securities law. You can identify these statements because they use forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "believe," "intend," or other similar words. These words, however, are not the exclusive means by which you can identify these statements. You can also identify forward-looking statements because they discuss future expectations, contain projections of results of operations or of financial conditions, characterize future events or circumstances or state other forward-looking information. We have based all forward-looking statements included in this Item on information currently available to us, and we assume no obligation to update any such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results could differ materially from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, among others:

        - our limited operating history;

        - our dependence on third party providers of content;

        - our dependence on the acceptance of streaming media technology;

        - our dependence on the continuing acceptance of the internet as an advertising medium;

        - our potential inability to manage our growth; and

        - intense competition for internet broadcasting and services.

         In evaluating our business, investors should carefully consider the information set forth under the heading "Company Risk Factors," above. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. The following Item should be read in conjunction with the Consolidated Financial Statements. See Part II, Item 7 of this Report.

         INTRODUCTION

         In this Item, we explain the general financial condition and the results of operations for the Company and its subsidiaries including:

        - what factors affect our business;

        - how all of the above affects our overall financial condition; and

        - where cash will come from to provide working capital and to pay for future capital expenditures.

         RESULTS OF OPERATIONS

         From our inception through March 31, 1999, we have had no revenues and our operating activities consisted primarily of investing in mineral properties. During the fiscal quarter ended June 30, 1999, the Company has taken certain actions to change its business focus from mining exploration and development to the commercial development and exploitation of streaming video and audio technology for internet use. These actions have included the execution of the Licensing Agreement with AlphaTrade.com and the amendment of the Company's Articles of Incorporation to change its name to "PhantomFilm.com."

         Future sales of business services related to streaming media content and advertising are projected to be the main sources of our revenues.

         We have incurred significant losses since inception on November 10, 1995. From inception to March 31, 1999, the Company has incurred a net comprehensive loss of $10,909,730, with a net comprehensive loss of $6,299,246 during the fiscal year ended March 31, 1999. Of this amount, $6,031,215 stems from the Company's decision to discontinue its mining operations due to a lack of funding and low precious metals prices.

         We believe that our success will depend largely on our ability to compete as a source for streaming media programming and business services on the Web. Accordingly, we intend to invest heavily in order to:

        - develop our sales and marketing;

        - acquire media content and hosting services; and

        - continue the development of our streaming video.

         The Company is currently preparing a limited offering of up to 500,000 "unregistered" and "restricted" shares of its common stock at a price of $0.50 per share, to a small number of accredited investors. It is expected that this financing will be completed in approximately the middle of July, 1999. Management believes that this funding will be sufficient to allow the Company to commence operations. However, the long-term success of the Company's operations will depend entirely upon its success in developing and maintaining a market for its Technology. The Company expects to continue to incur operating losses for the foreseeable future.

         MINERAL PROPERTIES

         The Company's Board of Directors has determined to change the direction of the Company's business from mining to technology for the following reasons:

      - the Company was unable to complete a financing that was necessary to allow it to conduct mining exploration and development activities on the La Verde property located in the State of Sinaloa, Mexico; and

      - weakness in the mineral resources industry and prices of metals.

         PLAN OF OPERATIONS

         Although management presently intends to maintain its current interests in mineral properties and to resume the acquisition, exploration and development of mineral properties in the future, to the extent that it is economically feasible, the Company will pursue the commercial exploitation of its Technology as its principal business focus for the foreseeable future.

         The Company believes that its streaming video Technology is better than any other internet video on the market. The Technology allows the delivery of movies and live interactive video through the browser without plugins or download, like most of competitor's technologies require. Nor is there any lengthy wait for the Technology to initialize and start. The Company's Web video has a larger screen (frame) and a greater frame rate than the competitions'. In addition, the Technology adjusts its bandwidth requirements intelligently and dynamically and its codec (compression-decompression code) avoids the pixelization that plagues other web video products. Management believes that the Company's is the first Web video product to coordinate and control actions within the rest (the non-video portion) of the browser with the frame number of the video stream, a multimedia slide show in synch with the video.

         The Company's revenue model is to license the technology to web TV and radio stations and other sites which might have an interest and to sell infomercial space using the Technology on its home page and to actually produce video content.

         The Company's Technology consists of a compression and stream server sitting at the licensee's site, and a lightweight display applet which executes on the client browser.

         The Company is still in the development stage and management believes that it is approximately 60 days away from a working proto-type of its Stage 1 technology. However, unforeseen difficulties may occur and the Company can provide no assurance that this timeline will be met.

         The Company's development plan is scheduled to be completed in two stages. The goals of Stage One are to "clean up" and improve its existing alpha applet/server code. In Stage One, the Company intends to achieve instant download of the applet and good quality at a 320 x 240 pixel frame size and 10 fps (frames per second). To date, management is pleased with the progress toward instant download. However, the quality of the video at 56 kbps is still insufficient and will require a large amount of additional work. The principal reason for this insufficiency is a lack of server bandwidth, which the Company believes it can solve by buying more bandwidth and servers. The Company believes that it will need about 40 kbps per concurrent user in order to overcome this problem.

         Another quality problem is the high CPU/video card load. Although the video applet does not overload the central processing unit ("CPU") on a high end PC, on an old non-MMX 200 mhz (megahertz) PC it runs very slowly. On PC's with old, less expensive video cards it does not run at all. The solution to this is for AlphaTrade's development team to apply profilers such as JProbe and OptimizeIt to the applet to determine what method calls are pegging the CPU. Once this has been done, developers will have to redesign to keep CPU utilization to a minimum. The code is currently over-reliant on the MMX integer graphics extensions and also makes graphics calls at too high a level. The development team will have to move some of the frame composition and triple buffering into the applet and not rely on the CPU and the graphics card to do it automatically.

         Yet another problem with the current pre-release applet/server team is dynamically variable client-side bandwidth. The Company's current applet assumes that on a 56k line the client can get a steady 40k of bandwidth. This is not actually the case because client bandwidth varies significantly during a session. Bandwidth often drops below 5 kbps for tens of seconds at a time. When this happens the buffer is emptied and the video pauses or becomes slow and jerky. Currently, the Company caches at least the first eight seconds of video to start off and also starts all videos with easily compressible shots so that the cache can fill with more that eight seconds of video in less than eight seconds. The developement team is currently adding a second buffer so that every video can be started out with a pre-cached 30 second PhantomFilm (or one of its clients) advertisement. While the advertisement runs, the first 30 seconds of the video can be buffered instead of only eight seconds. Management believes that this will help significantly, but for a long video (e.g., a movie or live sports event) it will not be enough. The solution will be to monitor the bandwidth and optimally reduce the frame rate when the buffer gets low. This requires the server, based on information about the buffer and its rate of depletion collected on the client, to reduce the number of frames being sent (and to change the frame rate hints telling the client how fast to play it) in times of low bandwidth. This raises certain technological difficulties with the server. AlphaTrade's development team will set up the Company's server-side component to mathematically optimally feed frames to the client so that there are no bandwidth induced pauses or slowness or choppiness.

         Voice/video synchronization problems in the current applet are a final problem to be address in Stage One of the development plan. This problem is due entirely to the separation of the audio and video buffers. Management believes that this separation is for the best as it allows the Company to market a net radio product and also to apply an audio optimal codec to the audio instead of just using the video codec. In order to resolve this problem the development team will need to add frame number markers to the audio stream to keep it in synch.

         In Stage Two of the development process, the development team will rewrite codec and take other steps to increase the display size to full screen and 30 frames per second. Work on rewriting the codec is already far advanced. The research team will replace the current cyclic compression/decompression algorythm with an ad hoc collection of fractal, wavelet, pct and vector quantization methods. This, along with adding buffers and separating each video into z-index layers (using the optimal codec on each layer), should improve the applet to full screen, hi resolution at 10 fps.

         Additionally as part of Stage Two, the development team will add code in the applet to interpolate between frames using a compact distortion metric to achieve 30 fps. Management believes that this is a fairly easy way to achieve high frame rates.

         Within six months, the Company believes that it will be able to deliver hi resolution, full screen, full motion video in the browser with no delay, no jerkiness, no plug-in, no installation and no download. However, unforeseen complications may arise that may significantly delay the Company's development schedule.

    ITEM 7.     FINANCIAL STATEMENTS

    Consolidated Financial Statements for the fiscal year ended March 31,
    1999

    Independent Auditors' Report

    Consolidated Balance Sheet

    Consolidated Statements of Operations

    Consolidated Statements of Stockholders Equity (Deficit)

    Consolidated Statements of Cash Flows

    Notes to Consolidated Financial Statements

    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None; not applicable.

                                PART III

    ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Identification of Directors and Executive Officers. The following information is as of March 31, 1999, and is provided with respect to each director and executive officer. The term of office for each director is specified and noted in the table below. The executive officers serve at the discretion of the Board of Directors.

         Directors of the Company receive no cash compensation for their services as directors, other than reimbursement for certain expenses in connection with attendance at board meetings.

         The following individuals were elected as Directors at the Company Annual General Meeting held September 26, 1997 with the exception of Victor Cardenas who was elected as a Director on September 29, 1998.

    Name, Age and Positions
    Held with the Company       Five Year Employment History

    GORDON J. MUIR             CEO/Director of  Panther Resources
    Chief Executive Officer    Ltd.; From 1994 - 1997 Director and later
    Chairman of the Board      Chief Executive Officer of Urban Resource;
      Technologies Inc.
    Age:  45
    Term of Office:  3 years


    PENNY PERFECT              President/Director of Panther Resources
    President                   Ltd.
    Vice-Chairman of the Board From 1996-1997 Director and later
                               President of Urban Resource Technologies
                               Inc.

    Age:  45
    Term of Office:  3 years


    KATHARINE JOHNSTON         Director of  Panther Resources Ltd.
    Executive Vice-President,  From November, 1996 to August, 1997
    Legal & Finance            Director and Vice-President of Urban
                               Resource Technologies Inc.
    Age:  45
    Term of Office: 3 years


    VICTOR CARDENAS            Utilities Industry Executive with IBM for the
    Vice-President,            last 27 years; President of AlphaTrade.com
    Mexican Operations         since 1998.

    Age:  48
    Term of Office:  2 years

    Family Relationships.

         Gordon Muir and Penny Perfect are married. There are no other family relationships between any other Directors or executive Officers of the Company either by blood or marriage.

    Involvement in Certain Legal Proceedings.

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

    Compliance with Section 16 of the Exchange Act.

         During the fiscal year ended March 31, 1999, to the knowledge of management, no director, executive officer, or beneficial owner of more than ten percent of the Company's outstanding common stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

    ITEM 10.    EXECUTIVE COMPENSATION

    Cash Compensation.

              The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated.
    With the exception of Mr. Cardenas, the current directors and executive officers of the Company have served in those capacities since the fiscal year ended Marcy 31, 1998. Mr. Cardenas has served as an executive officer of the Company only since the third quarter of the fiscal year ended March 31, 1999.

                                    SUMMARY COMPENSATION TABLE

                               Long Term Compensation

                        Annual Compensation   Awards  Payouts

    (a)             (b)       (c)   (d)   (e)   (f)   (g)     (h)    (i)

                                                      Secur-
                                                      ities          All
    Name and   Year or                    Other  Rest- Under-   LTIP Other
    Principal  Period     Salary    Bonus Annual rictedlying    Pay- Comp-
    Position   Ended        ($)      ($)  Compen-Stock Options  outs ensat'n
    -----------------------------------------------------------------------

    Gordon
    Muir,       3/31/97(1) 0          0      0     0      0       0   0
    CEO and     3/31/98   262500     100000  0   200000  400000   0   0
    Director    3/31/99   537500      85000  0   300000  400000   0   250000
                                                                         (2)

    Penny       3/31/97(1) 0          0      0     0      0       0   0
    Perfect,    3/31/98   262500     100000  0   200000  400000   0   0
    Pres. and   3/31/99   537500      85000  0   300000  400000   0   250000
    Director                                                             (2)


    Katharine
    Johnston,   3/31/97(1) 0          0      0     0      0       0   0
    Vice Pres., 3/31/98    51000      25000  0   100000  100000   0   0
    Legal and   3/31/99    52500      0      0   150000  300000   0   0
    Finance
    and Director

    Victor
    Cardenas,   3/31/97    0          0      0     0      0       0   0
    Vice Pres., 3/31/98    0          0      0     0      0       0   0
    Mexican     3/31/99    0          0      0     0      0       0   0
    Operations
    and Director

          (1) None of these individuals became a director or executive officer of the Company until the end of the March 31, 1997 fiscal year.

          (2) Shares issued to Mr. Muir and Ms. Perfect to release management contracts with the Company.

         Employment Contracts were all voluntarily canceled by Mr. Muir on behalf of Micro-American, Inc., Ms. Perfect on behalf of Jupiter
    Consultants, Inc. and Mrs. Johnston on behalf of Mandarin Enterprises
    Inc. on April 1, 1999, which is subsequent to the period covered by this Report.

      Bonuses and Deferred Compensation.

         The Board of Directors granted bonuses to the individuals noted above in consideration of their not exercising their right pursuant to their management contracts to eight weeks paid annual vacation.
    Neither Mr. Muir nor Ms. Perfect took any vacation time during the past fiscal year.

    Compensation Pursuant to Plans.

         Stock Incentive Plans were adopted in 1997 and 1998 authorizing the issuance of the following shares to Directors, Executive Officers, Employees and Consultants of which the currently outstanding balances are as follows:

               Exercise           Number       Number
                  Price       Authorized  Outstanding

    1997 Plan   $0.20          2,222,000      nil
    1997 Plan   $0.50          1,328,000      nil
    1998 Plan   $0.08            800,000      nil
    1998 Plan   $0.08          1,100,000      nil
    1998 Plan   $0.30          1,260,000       58,500
    1998 Plan   $0.50            200,000      200,000
    1998 Plan   $0.70            240,000      240,000
    1998 Plan   $0.75            200,000      200,000


    The Company has not adopted a stock option plan for 1999.

    Pension Table.

         None; not applicable.

    Other Compensation.

         None of the Directors receive a fee for serving as Directors of the Company. Directors are reimbursed for direct out-of-pocket expenses for attendance at meetings of the Board of Directors and for expenses incurred for and on behalf of the Company.

    ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT

    Security Ownership of Certain Beneficial Owners.

         The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of March
    31, 1999. These figures do not reflect the reverse split of the Company's common stock in the ratio of one share for 10, which became effective on or about June 15, 1999, after the end of the period covered by this Report.


                                    Number                 Percentage
    Name and Address      of Shares Beneficially Owned      of Class
    ----------------      ----------------------------      --------

    Gordon J. Muir                11,134,000(1)              23%
    23B - 1500 Alberni St.
    Vancouver, BC V6G 3C9
    Canada

    Penny Perfect                 11,134,000(1)              23%
    23B - 1500 Alberni St.
    Vancouver, BC V6G 3C9
    Canada

                                    ---------               -----
              TOTALS              22,268,000                 46%


            (1) Mr. Muir and Ms Perfect are husband and wife; accordingly, the shares held of record by each spouse may be deemed to be beneficially owned by the other.

    Security Ownership of Management.

         The following table sets forth the share holdings of the Company's directors and executive officers as of March 31, 1999. These figures do not reflect the reverse split of the Company's common stock in the ratio of one share for 10, which became effective on or about June 15, 1999, after the end of the period covered by this Report.

                                       Number              Percentage
    Name and Address        of Shares Beneficially Owned   of Class
    ----------------        ----------------------------   ----------

    Gordon J. Muir                11,134,000(1)              23%
    23B - 1500 Alberni St.
    Vancouver, BC V6G 3C9
    Canada

    Penny Perfect                 11,134,000(1)              23%
    23B - 1500 Alberni St.
    Vancouver, BC V6G 3C9
    Canada

    Katharine Johnston               175,000                  0.004%
    5661 Covey Place
    North Vancouver, BC V6E 4T8

    Victor Cardenas                    0                        -0-
    365 Southbourough Dr.
    West Vancouver, BC V7S 1C9
                                    ---------                   -----
    All directors and executive   22,443,000                 46.004%
    officers as a group
    (4 persons)


            (1) Mr. Muir and Ms Perfect are husband and wife; accordingly, the shares held of record by each spouse may be deemed to be beneficially owned by the other.

         In addition, the Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. A total of 2,000,000 shares of the preferred stock have been designated as Class A Preferred Shares. Each share is convertible into 5 shares of common stock at $0.10 per share and is entitled to five votes on each matter submitted to a vote of the Company's stockholders. As a result, the holders of the Company's Class A Preferred Stock have the ability to approve any matter submitted to a vote of its stockholders.

         The Company's directors and executive officers beneficially own the following shares of its Class A Preferred Stock:

                                       Number              Percentage
    Name and Address        of Shares Beneficially Owned   of Class
    ----------------        ----------------------------   ----------

    Gordon J. Muir                875,000(1)                 44%
    23B - 1500 Alberni St.
    Vancouver, BC V6G 3C9
    Canada

    Penny Perfect                 875,000(1)                 44%
    23B - 1500 Alberni St.
    Vancouver, BC V6G 3C9
    Canada

    Katharine Johnston            100,000                    0.05%
    5661 Covey Place
    North Vancouver, BC V6E 4T8

    Victor Cardenas


                                    ---------                   -----
    All directors and executive
    officers as a group
    (4 persons)


            (1) Mr. Muir and Ms Perfect are husband and wife; accordingly, the shares held of record by each spouse may be deemed to be beneficially owned by the other.

    ITEM   12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Transaction with Management and Others.

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

         On June 29, 1999, the Company entered into a Licensing Agreement with AlphaTrade with respect to the streaming video Technology. Victor Cardenas is the President and a director of AlphaTrade and is an executive officer of the Company.

    Certain Business Relationships.

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

         On June 29, 1999, the Company entered into a Licensing Agreement with AlphaTrade with respect to the streaming video Technology. Victor Cardenas is the President and a director of AlphaTrade and is a an executive officer of the Company.

    Indebtedness of Management.

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

    Parents of the Issuer.

         Except and to the extent that Gordon Muir and Penny Perfect may be deemed to be a parent of the company by virtue of their substantial stock ownership, the Company has no parents.

    Transactions with Promoters.

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

         On June 29, 1999, the Company entered into a Licensing Agreement with AlphaTrade with respect to the streaming video Technology. Victor Cardenas is the President and a director of AlphaTrade and is an executive officer of the Company.

    ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

      Number    Description of Exhibits

    10          Licensing Agreement dated June 29, 1999

    27          Financial Data Schedule

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 19034, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PHANTOMFILM.COM


    Dated July 12, 1999             By: /s/ Gordon J. Muir
                                       ----------------------------
                                       Gordon J. Muir
                                       CEO and Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.


    Dated July 12, 1999             By: /s/ Gordon J. Muir
                                       ----------------------------
                                       Gordon J. Muir
                                       CEO and Chairman of the Board


    Dated July 12, 1999             By: /s/ Penny Perfect
                                       ----------------------------
                                       Penny Perfect
                                       President and Director

    Dated July 12, 1999             By: /s/ Katharine Johnston
                                       ----------------------------
                                       Katharine Johnston
                                       Vice President and Director


    Dated July 12, 1999             By: /s/ Victor Cardenas
                                       ----------------------------
                                       Victor Cardenas
                                       Vice President and Director

                     PANTHER RESOURCES LTD.
                 (A Development Stage Company)

               CONSOLIDATED FINANCIAL STATEMENTS

                    March 31, 1999 and 1998
                 INDEPENDENT AUDITORS' REPORT


The Board of Directors
Panther Resources Ltd.
(A Development Stage Company)
Vancouver, B.C. Canada

     We have audited the accompanying consolidated balance sheet of Panther Resources Ltd. (a development stage company) as of March 31, 1999 and the related consolidated statements of operations, stockholders' equity
(deficit) and cash flows for the years ended March 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panther Resources Ltd. (a development stage company) as of March 31, 1999 and the consolidated results of their operations and their cash flows for the years ended March 31, 1999 and 1998 in conformity with generally accepted accounting principles.

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

/s/Jones, Jensen & Company
Jones, Jensen & Company
Salt Lake City, Utah
May 11, 1999

                     PANTHER RESOURCES LTD.
                 (A Development Stage Company)
                   Consolidated Balance Sheet

                             ASSETS

                                                             March 31,
                                                              1999
CURRENT ASSETS

 Cash                                                $                 82
 Prepaid expenses                                                     799

  Total Current Assets                                                881

FURNITURE AND EQUIPMENT, NET (Note 4)                              45,538

OTHER ASSETS

 Mineral properties (Note 5)                                       -
 Deposits                                                          46,380

  Total Other Assets                                               46,380

  TOTAL ASSETS                                       $             92,799

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                    $            175,121
 Accounts payable - related parties (Note 6)                      329,948
 Reserve for discontinued operations (Note 7)                     258,161

  Total Current Liabilities                                       763,230

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock: 10,000,000 shares authorized of $0.10 par value,
  2,000,000 shares issued and outstanding                         200,000
 Common stock: 100,000,000 shares authorized of $0.001 par value,
  48,071,600 shares issued and outstanding                         48,072
 Additional paid-in capital                                     9,991,227
 Deficit accumulated during the development stage             (10,909,730)

  Total Stockholders' Equity (Deficit)                           (670,431)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $   92,799

                     PANTHER RESOURCES LTD.
                 (A Development Stage Company)
             Consolidated Statements of Operations
                                                                    From
                                                                Inception on
                                                                November 10,
                                          For the Years Ended   1995 Through
                                                 March 31,        March 31,
                                          1999          1998        1999
REVENUES                                 $       -      $      -   $      -


EXPENSES

 General and administrative                      -             -          -

     Total Expenses                              -             -          -

LOSS FROM OPERATIONS                             -             -          -

LOSS FROM DISCONTINUED
 OPERATIONS (Note 7)                      (6,031,215) (3,332,577) (10,909,730)

NET LOSS                                  (6,031,215) (3,332,577) (10,909,730)

OTHER COMPREHENSIVE INCOME (LOSS)

 Foreign currency translation               (268,031)    260,719          -

   Total Other Comprehensive Income (Loss)  (268,031)    260,719          -

NET COMPREHENSIVE LOSS                  $ (6,299,246)$(3,071,858)$(10,909,730)

BASIC LOSS PER SHARE OF
 COMMON STOCK                           $      (0.16)    $ (0.16)

FULLY DILUTED LOSS PER SHARE OF
 COMMON STOCK                           $      (0.16)    $ (0.16)

                                       PANTHER RESOURCES LTD.
                                   (A Development Stage Company)
                          Consolidated Statements of Stockholders' Equity
                                                                 Additional
                        Preferred Stock        Common Stock       Paid-In
                      Shares      Amount     Shares    Amount     Capital
Balance at
November 10, 1995
(Inception)              -         $    -          -      $    -   $    -

Common stock issued
for cash at
approximately $0.00
per share                -              -          2           -        -

Currency translation
adjustment               -              -          -           -        -


Net loss for the
year ended
March 31, 1996           -              -          -           -        -

Balance, March 31, 1996  -              -          2           -        -

Common stock issued
for cash at
approximately $0.38
per share                -              -  2,884,998       2,885  1,086,602

Common stock issued
for services at
approximately $0.76
per share                -              -    115,000         115     87,441

Currency translation
adjustment               -              -          -           -        -

Net loss for the year
ended March 31, 1997     -              -          -           -        -

Balance, March 31, 1997  -          $   -  3,000,000  $    3,000 $1,174,043

Recapitalization
(Note 1)                 -              - 12,308,990      12,309    381,753

Common stock issued
for cash at
approximately $0.36
per share                -              -  6,107,610       6,107  2,816,020

Common stock issued
for services at
approximately $0.36
per share                -              -  3,366,500       3,367  1,176,259

Issuance of warrants     -              -          -           -     17,220

Common stock issued
for debt at
approximately $0.26
per share                -              -  3,828,000       3,828    991,891

Common stock issued
for mineral properties
at $1.00 per share       -              -    550,000         550    549,450

Preferred stock issued
for services at
$0.18 per share      2,000,000    200,000        -             -    160,000

Currency translation
adjustment               -              -        -             -        -

Net loss for the
year ended
March 31, 1998           -              -        -             -        -

Balance, March 31,
1998                 2,000,000 $  200,000 29,161,100  $   29,161 $7,266,636

Common stock issued
for cash @ $.14
per share                -              - 8,563,333        8,563  1,215,717

Common stock issued
for services @ $.15
per share                -              - 10,227,167      10,228  1,484,994

Common stock issued
for debt @ $.20
per share                -              -    120,000         120     23,880

Receipt of stock
subscription
receivable               -              -        -             -        -

Currency translation
adjustment               -              -        -             -        -

Net loss for the
year ended
March 31, 1999           -              -        -             -        -

Balance,
March 31, 1999       2,000,000   $  200,000 48,071,600  $   48,072 $9,991,227

                          PANTHER RESOURCES LTD.
                (Formerly Golden Panther Resources, Ltd.)
                      (A Development Stage Company)
             Consolidated Statements of Stockholders' Equity
                                                                   Deficit
                                                                 Accumulated
                             Stock            Currency           During the
                           Subscription      Translation         Development
                            Receivable       Adjustment              Stage
Balance at
November 10, 1995
(Inception)                   $    -           $    -            $    -

Common stock issued
for cash at
approximately $0.00
per share                          -                -                 -

Currency translation
adjustment                         -             (1,230)              -


Net loss for the
year ended
March 31, 1996                     -                -            (157,549)

Balance, March 31, 1996            -             (1,230)         (157,549)

Common stock issued
for cash at
approximately $0.38
per share                          -                -                 -

Common stock issued
for services at
approximately $0.76
per share                          -                -                 -

Currency translation
adjustment                         -              8,542               -

Net loss for the year
ended March 31, 1997               -                -          (1,388,389)

Balance, March 31, 1997            -           $  7,312        (1,545,938)

Recapitalization
(Note 1)                           -                -                 -

Common stock issued
for cash at
approximately $0.36
per share                      (100,000)            -                 -

Common stock issued
for services at
approximately $0.36
per share                      (154,281)            -                 -

Issuance of warrants                -               -                 -

Common stock issued
for debt at
approximately $0.26
per share                           -               -                 -

Common stock issued
for mineral properties
at $1.00 per share                  -               -                 -

Preferred stock issued
for services at
$0.18 per share                     -               -                 -

Currency translation
adjustment                          -           260,719               -

Net loss for the
year ended
March 31, 1998                      -               -          (3,332,577)

Balance, March 31,
1998                         $ (254,281)      $ 268,031       $(4,878,515)

Common stock issued for
cash @ $.14 per share               -               -                 -

Common stock issued for
services @ $.15 per share           -               -                 -

Common stock issued for debt
@ $.20 per share                    -               -                 -

Receipt of stock subscription
 receivable                     254,281             -                 -

Currency translation adjustment     -          (268,031)              -

Net loss for the year ended
March 31, 1999                      -               -          (6,031,215)

Balance, March 31, 1999       $     -         $     -        $(10,909,730)

                       PANTHER RESOURCES LTD.
                    (A Development Stage Company)
                Consolidated Statements of Cash Flows
                                                                    From
                                                                Inception on
                                                                November 10,
                                          For the Years Ended   1995 Through
                                                 March 31,        March 31,
                                          1999          1998        1999
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                $(6,031,215)$(3,332,577)$(10,909,730)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Depreciation expense                       14,554       3,437       23,483
   Stock issued for services               1,495,222   1,385,345    2,968,123
   Bad debt expense                              -       213,313      224,941
   Write-off mineral property              3,465,386     145,900    3,914,434
   Issuance of warrants                          -        17,220       17,220
   Currency translation adjustment          (168,626)        -       (168,626)
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable    -      (179,245)    (213,312)
   (Increase) decrease in deposits and
     prepaid expenses                         (3,521)    (24,717)    (132,544)
   Increase (decrease) in cash overdraft     (22,245)     22,245          -
   Increase (decrease) in accounts payable   (56,759)   (443,802)     166,890
   Increase (decrease) in management fee
   payable                                   (26,371)     26,371          -
   Increase in reserve for discontinued
   operations                                258,161         -        258,161

    Net Cash (Used) by Operating
    Activities                            (1,075,414) (2,166,510)  (3,850,960)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                        -       (66,822)    (149,014)
 Purchase of mineral property and deferred
  exploration costs                         (526,313) (1,386,226)  (2,762,539)

    Net Cash (Used) by Investing Activities (526,313) (1,453,048)  (2,911,553)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from common stock                1,478,561   2,722,127    5,290,175
 Proceeds on notes payable                   123,248     644,181    1,472,420

    Net Cash Provided by Financing
    Activities                             1,601,809   3,366,308    6,762,595

NET INCREASE (DECREASE) IN CASH                   82    (253,250)          82

CASH AT BEGINNING OF PERIOD                      -       253,250          -

CASH AT END OF PERIOD              $              82  $      -     $       82

CASH PAID FOR:

 Interest                          $             -    $      -     $      -
 Income taxes                      $             -    $      -     $      -


NON-CASH FINANCING ACTIVITIES
Common stock issued for acquisition $            -    $  394,062   $  394,062
Common stock issued for debt
conversion                          $         24,000  $  995,719   $1,019,719
Common stock issued for mineral
properties                          $            -    $  550,000   $  550,000

                       PANTHER RESOURCES LTD.
                    (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                       March 31, 1999 and 1998


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

        c.  Basic Loss Per Share

        The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements. Fully diluted loss per share is the same as basic loss per share because of the antidilutive nature of the stock equivalents.

        d.  Provision for Taxes

        At March 31, 1999, the Company had net operating loss carryforwards of approximately $10,900,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation account of the same amount.

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

        f.  Preferred Stock

        The Company has authorized 10,000,000 shares of preferred stock, par value $0.10 per share. 2,000,000 shares of the preferred stock have been issued as a Class A issuance. Each share is convertible into 5 shares of common stock at $0.10 per share.

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

        Mineral property option payments received by the Company upon sale of an interest in a mining property are considered a recovery of costs and are recorded as a reduction of the mineral property costs.

        The Company has set up an allowance for the full amount of the mineral properties due to the doubtfulness of the recoverability of the costs
(Note 5).

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

        i.  Concentrations of Risk - Foreign Operations

        The Company has conducted exploration activities in countries with developing economies, including Mexico and Indonesia. Both of these countries have experienced recently, or are experiencing currently, economic or political instability. Hyperinflation, volatile exchange rates and rapid political and legal change, often accompanied by military insurrection, have been common in these and certain other emerging markets in which the Company may conduct operations. The Company may be materially adversely affected by possible political or economic instability in any one or more of those countries. The risks include, but are not limited to terrorism, military repression, expropriation, changing fiscal regimes, extreme fluctuations in currency exchange rates, high rates of inflation and the absence of industrial and economic infrastructure. Changes in mining or investment policies or shifts in the prevailing political climate in any of the countries in which the Company conducts exploration and development activities could adversely affect the Company's business. Operations may be affected in varying degrees by government regulations with respect to production restrictions, price controls, export controls, income and other taxes, expropriation of property, maintenance of claims, environmental legislation, labor, welfare benefit policies, land use, land claims of local residents, water use and mine safety. The effect of these factors cannot be accurately predicted.

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

        l.  Fair Value of Financial Instruments

        As at March 31, 1999, the fair value of cash, accounts receivable and accounts and advances payable including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

        m.  Principles of Consolidation

        The consolidated financial statements include the accounts of Panther Resources Ltd. Golden Panther Resources, Incorporated, Golden Panther Investments, Ltd. and Panther Group, Ltd. All significant intercompany accounts have been eliminated.

        n.  Change in Accounting Principles

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" during the year ended December 31, 1998. In accordance with SFAS No. 128, diluted earnings per share must be calculated when an entity has convertible securities, warrants, options, and other securities that represent potential common shares. The purpose of calculating diluted earnings (loss) per share is to show (on a proforma basis) per share earnings or losses assuming the exercise or conversion of all securities that are exercisable or convertible into common stock and that would either dilute or note affect basis EPS. As permitted by SFAS No. 128, the Company has retroactively applied the provisions of this new standard by showing the fully diluted loss per common share for all years presented.

        The Company adopted Statement of Financial Accounting Standards "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires the Company to determine compensation costs for the Company's stock option plans and other stock awards in accordance with the fair value based method prescribed in SFAS No. 123. The adaption of SFAS No. 123 had no material effect on the Company's financial statements.

        n.  Change in Accounting Principles (Continued)

        The Company also adopted Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income" during the year ended March 31, 1999. SFAS No. 130 established standards for reporting and display of comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulate balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has retroactively applied the provisions of this new standard by showing the other comprehensive income (loss) for all years presented.

NOTE 3 - GOING CONCERN

        The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company intends to develop business on the internet (Note 10).

NOTE 4 - FURNITURE AND EQUIPMENT

                                                1999

                                               Accumulated       Net Book
                                       Cost   Depreciation         Value

Office furniture and equipment      $  71,260  $  25,722        $  45,538

                                    $  71,260  $  25,722        $  45,538

        During the years ended March 31, 1999 and 1998, the Company expensed $14,554 and $3,437 in depreciation, respectively. These amounts are included in loss from discontinued operations.

NOTE 5 -  MINERAL PROPERTIES AND DEFERRED EXPENDITURES

              La Verde, Mexico property               $        820,208
              Exploration costs - La Verde property          1,161,485
              Kutai property - East Kaumantan, Indonesia     1,250,000
              Exploration and development costs - Kutai
              property                                         233,693
              Allowance for loss on mineral properties      (3,465,386)

                                                      $         -
        Kutai Property, Indonesia

        Panther acquired in 1996 a property known as Kutai. It is 123,548 acres (50,000 hectares) in size and is located in the province of Eastern Kalimantan on the Island of Borneo. Panther has a joint venture agreement on the property with an Indonesian partner, P.T. Pertiwi Kencana Abadi (PKA), a company incorporated in Indonesia. Panther has 80% of the concession while PKA has 20%. Panther can acquire an additional 10% of the property for a $5,000,000 lump sum payment to PKA.

        La Verde Property, Sinaloa, Mexico

        The La Verde properties are located near Cosala in the State of Sinaloa, about 99 miles north of Mazatlan, Mexico, and 97 miles southeast of Culiacan, the capital of Sinaloa.

        Allowance for Loss on Mineral Properties

        The Company has set up an allowance for 100% of the mineral properties because of the change in the Company's business plan. This amount is recorded in the loss from discontinued operations.

NOTE 6 - ACCOUNTS PAYABLE - RELATED PARTIES

        The Company owed officers and directors $329,948 in past wages and salaries as of March 31, 1999. These amounts were converted into equity in May 1999.

NOTE 7 -      LOSS FROM DISCONTINUED OPERATIONS

        On March 31, 1999, the Board of Directors of the Company decided to discontinue the mining operations due to a lack of funding and low precious metal prices. The following is a summary of the loss from discontinued operations.

                                                                    From
                                                                Inception on
                                                                November 10,
                                          For the Years Ended   1995 Through
                                                 March 31,        March 31,
                                          1999          1998        1999
[S]                                     [C]            [C]        [C]
        REVENUES                         $       -      $     -    $     -

        EXPENSES

         General and administrative        2,720,444    2,970,269  6,923,450
         Depreciation                         14,554        3,437     23,483

          Total Expenses                   2,734,998    2,973,706  6,946,933

        LOSS FROM OPERATIONS              (2,734,998)  (2,973,706)(6,946,933)

        OTHER INCOME (EXPENSE)

         Currency translation income         168,626          -      168,626
         Write-off of mineral property    (3,465,386)    (145,900)(3,914,434)
         Bad debt expense                        -       (213,313)  (224,941)
         Interest income                         543          342      7,952

          Total Other Income (Expense)    (3,296,217)    (358,871)(3,962,797)

        NET LOSS                   $      (6,031,215)$(3,332,577)$(10,909,730)

        BASIC LOSS PER SHARE OF
         COMMON STOCK             $            (0.16) $    (0.16)

        FULLY DILUTED LOSS PER SHARE
         OF COMMON STOCK          $            (0.16) $    (0.16)

        The Company had liabilities of $258,161 which are associated with the discontinued operations. No income tax benefit has been attributed to the loss from discontinued operations.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

        The Company has a month-to-month office lease agreement which calls for payments of $6,292 per month.

NOTE 9 - OPTIONS AND WARRANTS

        The Company has authorized a 1997 and 1998 Stock Option Plan:

                          Exercise   Number    Number    Number     Number
                          Price    Authorized Exercised Canceled  Outstanding

        1997 Plan    $       0.20   2,222,000 2,222,000     -          -
        1997 Plan    $       0.50   1,328,000 1,328,000     -          -
        1998 Plan    $       0.08     800,000   800,000     -          -
        1998 Plan    $       0.08   1,100,000 1,100,000     -          -
        1998 Plan    $       0.30   1,260,000 1,201,500     -       58,500
        1998 Plan    $       0.50     200,000       -       -      200,000
        1998 Plan    $       0.70     240,000       -       -      240,000
        1998 Plan    $       0.75     200,000       -       -      200,000

        The Company has the following outstanding warrants:

           Number of       Exercise    Number      Number   Expiration
            Warrants         Price    Exercised Outstanding    Date
             75,000        $    1.00      -        75,000   July 26, 1999
             75,000        $    1.25      -        75,000   Dec. 11, 1999
          1,864,000        $    0.25      -     1,864,000   Apr. 13, 2000
             15,000        $    0.40      -        15,000   July 17, 1999
          1,875,000        $    0.25      -     1,875,000   July 2, 2000
          2,000,000        $    0.25      -     2,000,000   Oct. 3, 2000
          5,000,000        $    0.15      -     5,000,000   Feb. 15, 2001

NOTE 10 -SUBSEQUENT EVENTS

        a.        Name Change

        On June 11, 1999, the shareholders of the Company voted to change the name of the Company to PhantomFilm.com.

        b. Reverse Stock Split

        On June 11, 1999, the shareholders of the Company voted to effect a reverse split of the Company's common stock on a 1 share for 10 basis. The Company also changed the par value of its preferred stock to $0.001 from $0.10 per share.

        c.        Change of Business Plan

        Due to the recent weakness in the mineral resources industry, management has chosen not to concentrate the Company's business activities on mineral property acquisition, exploration and extraction. Although management presently intends to maintain its current interests in mineral properties and to resume the acquisition, exploration and development of mineral properties in the future, to the extent that it is economically feasible, the Company is currently examining the possibility of acquiring a worldwide license to "streaming video" technology for use over the internet. This technology allows the transmission, via modem, of television-quality video signals. The Company and the owner of the technology have discussed the possibility of acquiring a license for the technology through the issuance of an undetermined number of "unregistered" and "restricted" shares of the Company's common stock. If the negotiations with the owner of the technology are successful, the Company plans to provide services that will allow the creation and real-time delivery of audio, video, text and other media content over the internet.

        d.  Cancellation of Employment Agreements

        Effective April 1, 1999, the officers of the Company canceled their employment agreements in exchange for 500,000 post-split shares of common stock.