Form 10KSB/A
period 1999-03-31
PANTOMFILM COM
filed 1999-07-26
CIK 786129

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB-A1

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended March 31, 1999

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

           June 1, 1999 - $25,626.10.  There are approximately 25,626,100 shares of common voting stock of the Company held by non-affiliates. During the past two years, there has been no "established trading market" for the Company's common stock; management has arbitrarily valued these shares at par value of one mill ($0.001) per share. This figure does not take into account the subsequent reverse split of the Company's common stock in the ratio of one share for 10.

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


                                PHANTOMFILM.COM


    Dated July 26, 1999         By: /s/ Gordon J. Muir
                                    ---------------------------
                                    Gordon J. Muir
                                    CEO and Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.


    Dated July 26, 1999          By: /s/ Gordon J.  Muir
                                     ----------------------------
                                     Gordon J. Muir
                                     CEO and Chairman of the Board


    Dated July 26, 1999          By: /s/ Penny Perfect
                                     ----------------------------
                                     Penny Perfect
                                     President and Director

    Dated July 26, 1999          By: /s/ Katharine Johnston
                                       ----------------------------
                                       Katharine Johnston
                                       Vice President and Director


    Dated July 26, 1999          By: /s/ Victor Cardenas
                                     ----------------------------
                                       Victor Cardenas
                                       Vice President and Director

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