Form 10QSB
period 1999-06-30
PANTOMFILM COM
filed 1999-08-13
CIK 786129

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 33-2150-LA


                               PHANTOMFILM.COM
                               ---------------
              (Name of Small Business Issuer in its Charter)


           NEVADA                                        95-3932052
           ------                                        ----------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

                      Suite 400, 1111 W. Georgia Street
                     Vancouver, British Columbia V6E 4M3
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

                              June 30, 1999

                                6,538,052
                                ---------


                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of PhantomFilm.com, a Nevada corporation (the "Company"), required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                                PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                         (A Development Stage Company)
                          Consolidated Balance Sheets


ASSETS

                                   June 30,                 March 31,
                                    1999                     1999
                                 (Unaudited)
CURRENT ASSETS

   Cash                          $     -                    $     82
   Prepaid expenses                2,299                         799

     Total Current Assets          2,299                         881

FURNITURE AND EQUIPMENT, NET      41,975                      45,538

OTHER ASSETS

  Mineral properties                   -                           -
  Deposits                        46,380                      46,380

    Total Other Assets            46,380                      46,380

  TOTAL ASSETS                   $90,654                    $ 92,799


                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                        (A Development Stage Company)
                         Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                    June 30,         March 31,
                                                     1999              1999
                                                   Unaudited)


CURRENT LIABILITIES

  Cash overdraft                                   $         28  $         -
  Accounts payable                                      138,598       175,121
  Accounts payable - related parties                     47,677       329,948
  Reserve for discontinued operations                    67,161       258,161

     Total Current Liabilities                          253,464       763,230

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock: 10,000,000 shares authorized
   of $0.10 par value, 2,000,000 shares issued and
   outstanding                                      200,000       200,000

  Common stock: 100,000,000 shares authorized
   of $0.001 par value, 6,538,052 and 4,807,160
   shares issued and outstanding, respectively            6,539         4,807

  Additional paid-in capital                         11,007,679    10,034,492

  Stock subscription receivable                        (150,000)         -

  Deficit accumulated during the development stage  (11,227,028)  (10,909,730)

     Total Stockholders' Equity (Deficit)              (162,810)     (670,431)

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                   $    90,654   $    92,799




                               PHANTOMFILM.COM
                       (Formerly Panther Resources, Ltd.)
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                                 (Unaudited)


                                                                     From
                                                                 Inception on
                                                                 November 10,
                                    For the Three Months Ended   1995 Through
                                           June 30,                June 30,
                                      1999     1998               1999


REVENUES                            $         -   $        -     $          -

EXPENSES

  General and administrative            317,298            -          317,298

     Total Expenses                     317,298            -          317,298

LOSS FROM OPERATIONS                   (317,298)           -         (317,298)

LOSS FROM DISCONTINUED
 OPERATIONS                                   -     (570,958)     (10,909,730)
NET LOSS                               (317,298)    (570,958)     (11,227,028)

OTHER COMPREHENSIVE INCOME (LOSS)

  Foreign currency translation                -            -                -

     Total Other Comprehensive
      Income (Loss)                           -            -                -

NET COMPREHENSIVE LOSS              $  (317,298)  $ (570,958)    $(11,227,028)

BASIC LOSS PER SHARE OF
 COMMON STOCK                       $     (0.05)  $    (2.00)

FULLY DILUTED LOSS PER SHARE OF
 COMMON STOCK                       $     (0.05)  $    (2.00)


                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                        (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Deficit)




                                    Preferred Stock         Common Stock
                                    Shares   Amount         Shares Amount


Balance at November 10, 1995
  (Inception)                            -   $      -            -   $      -

Common stock issued for cash at
  approximately $0.00 per share          -          -            -          -

Currency translation adjustment          -          -            -          -

Net loss for the year ended
  March 31, 1996                         -          -            -          -

Balance, March 31, 1996                  -          -            -          -

Common stock issued for cash at
  approximately $3.80 per share          -          -       288,500       286

Common stock issued for services
  at approximately $7.60 per share       -          -        11,500        12

Currency translation adjustment          -          -            -          -

Net loss for the year ended
  March 31, 1997                         -          -            -          -

Balance, March 31, 1997                  -    $     -       300,000   $   298


                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                         (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                      Preferred Stock        Common Stock
                                     Shares      Amount    Shares    Amount

Balance, March 31, 1997                     -    $     -    300,000  $    298

Common stock issued for cash at
  approximately $3.60 per share             -          -    610,761       611

Common stock issued for services
  at approximately $3.60 per share          -          -    336,650       337

Issuance of warrants                        -          -         -         -

Common stock issued for debt at
  approximately $2.60 per share             -          -    382,800       383

Common stock issued for mineral
  properties at $10.00 per share            -          -     55,000        55

Preferred stock issued for services
  at $1.80 per share                 2,000,000    200,000        -         -

Currency translation adjustment             -          -         -         -

Net loss for the year ended
  March 31, 1998                            -          -         -         -

Balance, March 31, 1998              2,000,000   $200,000  2,916,110   $2,915


                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                         (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                        Preferred Stock        Common Stock
                                       Shares     Amount     Shares   Amount


Balance, March 31, 1998               2,000,000  $200,000  2,916,110  $2,915

Common stock issued for cash at
 approximately $1.40 per share               -         -     856,333     856

Common stock issued for services
 at approximately $1.50 per share            -         -   1,022,717   1,024

Receipt of subscription receivable           -         -          -       -

Common stock issued for debt at
 approximately $2.00 per share               -         -      12,000      12

Currency translation adjustment              -         -          -       -

Net loss for the year ended
 March 31, 1999                              -         -          -       -

Balance, March 31, 1999               2,000,000  $200,000  4,807,160  $4,807


                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                        (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                       Preferred Stock       Common Stock
                                      Shares     Amount     Shares   Amount


Balance, March 31, 1999               2,000,000  $200,000  4,807,160  $    4,807

Common stock issued for services
 at approximately $0.45 per share
 (unaudited)                               -         -       942,500      943

Common stock issued for cash
 at $0.50 per share (unaudited)            -         -       712,842      713

Common stock issued for debt
 conversion at $2.50 per share
 (unaudited)                               -         -        76,300       76

Net loss for the three months
 ended June 30, 1999 (unaudited)           -         -            -        -

Balance, June 30, 1999 (unaudited)   2,000,000   $200,000  6,538,802  $ 6,539



                                                                     Deficit
                                                                  Accumulated
                  Additional        Stock          Other           During the
                   Paid-In       Subscription   Comprehensive     Development
                   Capital        Receivable    Income (Loss)        Stage


                 $       -       $       -      $       -         $       -

                         -               -              -                 -

                         -               -          (1,230)               -

                         -               -              -           (157,549)

                         -               -          (1,230)         (157,549)

                  1,089,201              -              -                 -

                     87,544              -              -                 -

                         -               -           8,542                -

                         -               -              -         (1,388,389)

                 $1,176,745      $       -      $    7,312       $(1,545,938)



                                                                     Deficit
                                                                  Accumulated
                  Additional        Stock          Other           During the
                   Paid-In       Subscription   Comprehensive     Development
                   Capital        Receivable    Income (Loss)        Stage


                 $1,176,745      $       -      $     7,312       $(1,545,938)

                    392,831              -               -                 -

                  2,821,516        (100,000)             -                 -

                  1,179,289        (154,281)             -                 -

                     17,220              -               -                 -

                    995,336              -               -                 -

                    549,945              -               -                 -

                    160,000              -               -                 -

                         -               -          260,719                -

                 $7,292,882      $ (254,281      $  268,031       $(4,878,515)




                                                                     Deficit
                                                                  Accumulated
                  Additional        Stock          Other           During the
                   Paid-In       Subscription   Comprehensive     Development
                   Capital        Receivable    Income (Loss)        Stage


                 $7,292,882      $ (254,281)    $ 268,031         $(4,878,515)

                  1,223,424              -             -                   -

                  1,494,198              -             -                   -

                     23,988              -             -                   -

                         -               -       (268,031)                 -

                         -               -             -           (6,031,215)

                $10,034,492      $       -       $     -         $(10,909,730)



                                                                     Deficit
                                                                  Accumulated
                  Additional        Stock          Other           During the
                   Paid-In       Subscription   Comprehensive     Development
                   Capital        Receivable    Income (Loss)        Stage


                 $10,034,492     $       -      $       -        $(10,909,730)

                     426,555       (150,000)            -                  -

                     355,708             -              -                  -

                     190,924             -              -                  -

                 $11,007,679     $ (150,000)    $       -        $(11,227,028)


                                PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                        (A Development Stage Company)
                    Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                                       From
                                                                  Inception on
                                                                  November 10,
                                    For the Three Months Ended    1995 Through
                                            June 30,                 June 30,
                                     1999            1998             1999


CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss                           $(317,298)    $(570,958)  $(11,227,028)

  Adjustments to reconcile
   net loss to net cash used
   by operating activities:

    Depreciation expense                 3,563         2,451         27,046

    Stock issued for services          277,498        20,998      3,245,621

    Bad debt expense                        -             -         224,941

    Write-off mineral property              -             -       3,914,434

    Issuance of warrants                    -             -          17,220

    Currency translation adjustment         -             -        (168,626)

  Changes in operating assets
   and liabilities:

    (Increase) decrease in
     accounts receivable                    -        (25,000)      (213,312)

    (Increase) decrease in deposits and
     prepaid expenses                   (1,500)        5,937       (134,044)

    Increase (decrease) in
     cash overdraft                         28       (22,245)            28

    Increase (decrease) in
     accounts payable                 (318,794)      (25,477)      (151,904)

    Increase in reserve for
     discontinued operations                -             -         258,161

      Net Cash (Used) by
       Operating Activities           (356,503)      (614,294)   (4,207,463)

CASH FLOWS FROM
 INVESTING ACTIVITIES

  Purchase of fixed assets                  -         (13,867)     (149,014)

  Purchase of mineral property
   and deferred exploration costs           -          (2,000)   (2,762,539)
     Net Cash (Used) by
      Investing Activities                  -         (15,867)   (2,911,553)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from common stock           356,421        254,281     5,646,596

  Proceeds on notes payable                 -         399,873     1,472,420

    Net Cash Provided by
     Financing Activities              356,421        654,154     7,119,016

NET INCREASE (DECREASE) IN CASH            (82)        23,993            -

CASH AT BEGINNING OF PERIOD                 82             -             -

CASH AT END OF PERIOD                 $     -        $ 23,993    $       -


                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                        (A Development Stage Company)
               Consolidated Statements of Cash Flows (Continued)
                                 (Unaudited)


                                                                        From
                                                                  Inception on
                                                                  November 10,
                                  For the Three Months Ended      1995 Through
                                           June 30,                  June 30,
                                  1999             1998               1999


CASH PAID FOR:

  Interest                       $       -        $       -       $       -

  Income taxes                   $       -        $       -       $       -

NON-CASH FINANCING ACTIVITIES

  Common stock issued
   for acquisition               $       -        $       -       $  394,062

  Common stock issued
   for debt conversion           $  191,000       $       -       $1,210,719

  Common stock issued
   for mineral properties        $       -        $       -       $  550,000


                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                            June 30, 1999 and 1998


NOTE 1 -    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented have been made.

            Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's March 31, 1999 audited consolidated financial statements. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

         RESULTS OF OPERATIONS

         From our inception through June 30, 1999, we have had no revenues and our operating activities consisted primarily of investing in mineral properties. During the fiscal quarter ended June 30, 1999, the Company has taken certain actions to change its business focus from mining exploration and development to the commercial development and exploitation of streaming video and audio technology for internet use. These actions have included the execution of a Licensing Agreement with AlphaTrade.com and the amendment of the Company's Articles of Incorporation to change its name to "PhantomFilm.com," all as discussed in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999, which was filed with the Securities and Exchange Commission on July 15, 1999, and amended July 26, 1999.

         Future sales of business services related to streaming media content and advertising are projected to be the main sources of our revenues.

         We have incurred significant losses since inception on November 10, 1995. From inception to June 30, 1999, the Company has incurred a net comprehensive loss of $11,227,028, with a net comprehensive loss of $317,298 during the quarterly period ended June 30, 1999.

         We believe that our success will depend largely on our ability to compete as a source for streaming media programming and business services on the Web. Accordingly, we intend to invest heavily in order to:

        - develop our sales and marketing;

        - acquire media content and hosting services; and

        - continue the development of our streaming video.

         The Company is currently preparing a limited offering of up to 500,000 "unregistered" and "restricted" shares of its common stock at a price of $0.50 per share, to a small number of accredited investors. The Company has sold 100,000 such shares to date, and it is expected that this financing will be completed in approximately the middle of August, 1999. Management believes that this funding will be sufficient to allow the Company to commence operations. However, the long-term success of the Company's operations will depend entirely upon its success in developing and maintaining a market for its Technology. The Company expects to continue to incur operating losses for the foreseeable future.

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

         PLAN OF OPERATIONS

         Although management presently intends to maintain its current interests in mineral properties and to resume the acquisition, exploration and development of mineral properties in the future, to the extent that it is economically feasible, the Company will pursue the commercial exploitation of its streaming video technology (the "Technology") as its principal business focus for the foreseeable future.

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

         The Company is still in the development stage and management believes that it is approximately 30 days away from a working proto-type of its Stage 1 technology. However, unforeseen difficulties may occur and the Company can provide no assurance that this timeline will be met.

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

         Within three months, the Company believes that it will be able to deliver high resolution, full screen, full motion video in the browser with no delay, no jerkiness, no plug-in, no installation and no download. However, unforeseen complications may arise that may significantly delay the Company's development schedule.

Year 2000.
----------

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

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          On June 11, 1999, the Company held an Annual Meeting of Shareholders at its head office in Vancouver, British Columbia, Canada to approve: (1) a reverse split of the issued and outstanding shares of the Company's common stock in the ratio of one share for 10, with fractional shares rounded up to the nearest whole share and with appropriate adjustments in the stated capital and additional paid-in capital accounts of the Company;
    (2) the amendment of the Company's Articles of Incorporation to change its name from "Panther Resources Ltd." to "PhantomFilm.com"; and (3) the amendment of the Company's Articles of Incorporation to decrease the par value of its preferred shares from one dime ($0.10) per share to one mill ($0.001) per share.

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

                                      PHANTOMFILM.COM


Date: 8/12/99                         By /s/ Gordon J. Muir
     --------------                     -------------------------------------
                                        Gordon J. Muir
                                        CEO and Chairman of the Board

Date: 8/12/99                         By /s/ Penny Perfect
     --------------                     -------------------------------------
                                        Penny Perfect
                                        President and Director

Date: 8/12/99                         By /s/ Katharine Johnston
     --------------                     -------------------------------------
                                        Katharine Johnston
                                        Vice President and Director

Date: 8/12/99                         By /s/ Victor Cardenas
     --------------                     -------------------------------------
                                        Victor Cardenas
                                  Director