Form 10QSB
period 1999-09-30
PANTOMFILM COM
filed 1999-11-12
CIK 786129

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

                            September 30, 1999

                                7,081,302
                                ---------


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

                              PHANTOMFILM.COM
                      (Formerly Panther Resources Ltd.)
                        (A Development Stage Company)

                      CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1999 and March 31, 1999

                               PHANTOMFILM.COM
                       (Formerly Panther Resources, Ltd.)
                          (A Development Stage Company)
                          Consolidated Balance Sheets

                                    ASSETS

                                         September 30,               March 31,
                                             1999                       1999
                                         (Unaudited)
CURRENT ASSETS

 Cash                                   $      68                $        82
 Prepaid expenses                          77,299                        799

  Total Current Assets                     77,367                        881

FURNITURE AND EQUIPMENT, NET               32,168                     45,538

OTHER ASSETS

 Mineral properties                        46,760                         -

 Deposits                                      -                      46,380
 License fees                              93,750                         -

  Total Other Assets                      140,510                     46,380

  TOTAL ASSETS                        $   250,045                $    92,799

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts payable                       $  163,810            $  175,121
     Accounts payable - related parties         35,808               329,948
     Reserve for discontinued operations        67,161               258,161

          Total Current Liabilities            266,779               763,230

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock: 10,000,000 shares
   authorized of $0.10 par value,
   2,000,000 shares issued and outstanding     200,000               200,000

  Common stock: 100,000,000 shares
   authorized of $0.001 par value,
   7,081,302 and 4,807,160 shares
   issued and outstanding, respectively          7,081                 4,807

  Additional paid-in capital                11,275,886            10,034,492

  Deficit accumulated during the
  development stage                        (11,499,701)          (10,909,730)

   Total Stockholders' Equity (Deficit)        (16,734)             (670,431)

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                   $    250,045          $     92,799

                               PHANTOMFILM.COM
                       (Formerly Panther Resources, Ltd.)
                         (A Development Stage Company)
                      Consolidated Statements of Operations
                                (Unaudited)

                       For the Six Months Ended    For the Three Months Ended
                             September 30,                September 30,
                        1999           1998        1999                 1998
REVENUES              $     -         $    -       $    -          $   -

EXPENSES

General and
 administrative        549,185             -          235,450          -
Depreciation and
 amortization           41,057             -           37,494          -

Total Expenses         590,242             -          272,944          -


LOSS FROM OPERATIONS  (590,242)            -         (272,944)         -


LOSS FROM DISCONTINUED
 OPERATIONS                 -          (1,382,593)         -        (811,635)

OTHER INCOME (EXPENSE)

  Interest income          271             -              271           -

 Total Other
  Income (Expense)         271             -              271           -


NET LOSS              (589,971)     (1,382,593)      (272,673)      (811,635)

OTHER COMPREHENSIVE
 INCOME (LOSS)

  Foreign currency
    translation             -               -              -            -

   Total Other
    Comprehensive
    Income (Loss)           -               -              -            -

NET COMPREHENSIVE LOSS $ (589,971)     $(1,382,593)   $ (272,673)  $(811,635)

BASIC LOSS PER SHARE OF
 COMMON STOCK          $    (0.09)     $     (0.40)   $    (0.04)  $   (0.20)

FULLY DILUTED LOSS PER
 SHARE OF COMMON STOCK $    (0.09)     $     (0.40)   $    (0.04)  $   (0.20)

                               PHANTOMFILM.COM
                       (Formerly Panther Resources, Ltd.)
                         (A Development Stage Company)
                      Consolidated Statements of Operations
                                (Unaudited)

                                                  From
                                               Inception on
                                               November 10,
                                               1989 Through
                                               September 30,
                                                  1999
REVENUES                                       $       -

EXPENSES

 General and Administrative                        549,185
 Depreciation and amortization                      41,057

  Total Expenses                                   590,242

LOSS FROM OPERATIONS                              (590,242)

LOSS FROM DISCONTINUED
 OPERATIONS                                    (10,909,730)

OTHER INCOME (EXPENSE)

  Interest income                                      271

  Total Other Income (Expense)                         271

NET LOSS                                       (11,499,701)

OTHER COMPREHENSIVE
 INCOME (LOSS)

  Foreign currency translation                          -

    Total Other Comprehensive
     Income (Loss)                                      -


NET COMPREHENSIVE LOSS                         (11,499,701)

BASIC LOSS PER SHARE OF
 COMMON STOCK

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

                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                         (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                      Deficit
                                                                  Accumulated
                         Additional     Stock          Other        During the
                      Paid-In      Subscription   Comprehensive    Development
                         Capital     Receivable    Income (Loss)    Stage
Balance at
 November 10, 1995
 (Inception)          $      -       $     -    $     -          $     -

Common stock issued
 for cash at
 approximately $0.00
 per share                   -             -          -                -

Currency translation
 adjustment                  -             -      (1,230)              -

Net loss for the year
 ended March 31, 1996        -             -          -           (157,549)

Balance, March 31, 1996      -             -      (1,230)         (157,549)

Common stock issued for
 cash at approximately
 $3.80 per share         1,089,201         -          -                 -

Currency translation
 adjustment                  -             -       8,542                -

Net loss for the year
 ended March 31, 1997        -             -          -          (1,388,389)

Balance March 31, 1997  $1,176,745      $  -    $  7,312        $(1,545,938)

                               PHANTOMFILM.COM
                       (Formerly Panther Resources, Ltd.)
                          (A Development Stage Company)
       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                       Preferred Stock           Common Stock
                                  Shares          Amount    Shares      Amount
Balance, March 31, 1997                 -      $       -      300,000 $   298

Recapitalization (Note 1)               -              -    1,230,899   1,231

Common stock issued for cash at
  approximately $3.60 per share         -              -      610,761     611

Common stock issued for services
  at approximately $3.60 per share      -              -      336,650     337

Issuance of warrants                    -              -           -       -

Common stock issued for debt at
  approximately $2.60 per share         -              -      382,800     383

Common stock issued for mineral
  properties at $10.00 per share       -               -       55,000      55

Preferred stock issued for services
  at $1.80 per share                 2,000,000      200,000        -       -

Currency translation adjustment        -               -           -       -

Net loss for the year ended
  March 31, 1998                       -               -           -       -

Balance, March 31, 1998              2,000,000   $ 200,000  2,916,110  $ 2,915

                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                         (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                      Deficit
                                                                  Accumulated
                         Additional     Stock          Other        During the
                      Paid-In      Subscription   Comprehensive    Development
                         Capital     Receivable    Income (Loss)    Stage
Balance at
 March 31, 1997       $1,176,745     $     -    $   7,312        $(1,545,938)

Recapitalization
 (Note 1)                392,831           -           -                  -

Common stock issued
 for cash at
 approximately $3.60
 per share             2,821,516       (100,000)       -                  -

Common stock issued
 for services at
 approximately $3.60
 per share             1,179,289       (154,281)       -                  -

Issuance of warrants      17,220             -         -                  -

Common stock issued
 for debt at
 approximately $2.60
 per share               995,336             -         -                  -

Common stock issued
 for mineral properties
 at $10.00 per share     549,945             -         -                  -

Preferred stock issued
 for services at $1.80
 per share               160,000             -         -                  -

Currency translation
 adjustment                   -              -       160,719              -

Net loss for the year
 ended March 31, 1998         -              -         -          (3,332,557)

Balance, March 31, 1998 $7,292,882      $(254,281)  $ 268,031    $(4,878,515)

                               PHANTOMFILM.COM
                     (Formerly Panther Resources, Ltd.)
                       (A Development Stage Company)
       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                       Preferred Stock           Common Stock
                                  Shares          Amount    Shares      Amount
Balance, March 31, 1998           200,000      $200,000   2,916,110   $ 2,915

Common stock issued for cash at
 approximately $1.40 per share         -             -      856,333       856

Common stock issued for services
 at approximately $1.50 per share      -             -    1,022,717     1,024

Receipt of subscription receivable     -             -          -          -

Common stock issued for debt at
 approximately $2.00 per share         -             -       12,000        12

Currency translation adjustment        -             -          -          -

Net loss for the year ended
 March 31, 1999                        -             -          -          -

Balance, March 31, 1999           2,000,000    $ 200,000   4,807,160 $  4,807

                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                         (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                      Deficit
                                                                  Accumulated
                         Additional     Stock          Other        During the
                      Paid-In      Subscription   Comprehensive    Development
                         Capital     Receivable    Income (Loss)    Stage
Balance,
 March 31, 1998       $7,292,882     $ (254,281)   $ 268,031     $ (4,878,515)

Common stock issued
 for cash at
 approximately $1.40
 per share             1,223,424             -            -               -

Common stock issued
 for services at
 approximately $1.50
 per share             1,494,198             -            -               -

Receipt of subscription
 receivable                  -           254,281          -               -

Common stock issued
 for debt at
 approximately $2.00
 per share                23,988             -            -               -

Currency translation
 adjustment                  -               -            -        (6,031,215)

Net loss for the year
 ended March 31, 1999    $10,034,492     $   -        $   -      $(10,909,730)

                               PHANTOMFILM.COM
                        (Formerly Panther Resources, Ltd.)
                        (A Development Stage Company)
       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                       Preferred Stock           Common Stock
                                  Shares          Amount    Shares      Amount
Balance, March 31, 1999           2,000,000    $  200,000  4,807,160  $ 4,807

Common stock issued for services
 at approximately $0.45 per share
 (unaudited)                           -             -       942,500      943

Common stock issued for cash
 at $0.50 per share (unaudited)        -             -       712,842      713

Common stock issued for debt
 conversion at $2.50 per share
 (unaudited)                           -             -        76,300       76

Common stock issued for services
 at approximately $0.50 per share
 (unaudited)                           -             -       200,000      200

Common stock issued for cash at
 $0.50 per share (unaudited)           -             -       100,000      100

Common stock issued for License at
 $0.50 per share (unaudited)           -             -       250,000      250

Cancellation of service shares issued
 at $0.50 per share (unaudited)        -             -        (5,000)      (5)

Cancellation of service shares issued
 at $1.50 per share (unaudited)        -             -        (2,500)      (3)

Net loss for the six months ended
 September 30, 1999 (unaudited)        -             -           -         -

Balance, September 30, 1999
 (unaudited)                       2,000,000  $  200,000   7,081,302  $ 7,081

                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                         (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                      Deficit
                                                                  Accumulated
                         Additional     Stock          Other        During the
                      Paid-In      Subscription   Comprehensive    Development
                         Capital     Receivable    Income (Loss)    Stage
Balance,
 March 31, 1999       $10,034,492           -     $        _     $(10,909,730)

Common stock issued
 for services at
 approximately $0.45
 per share
 (unaudited)              426,555           -              -             -

Common stock issued
 for cash at $0.50
 per share (unaudited)    355,708           -              -             -

Common stock issued
 for debt conversion
 at $2.50 per share
 (unaudited)              190,924           -              -             -

Common stock issued
 for services at
 approximately $0.50
 per share (unaudited)     99,800           -              -             -

Common stock issued for
 cash at $0.50 per share
 (unaudited)               49,900           -              -             -

Common stock issued for
 License at $0.50
 per share (unaudited)    124,750           -              -             -

Cancellation of service
 shares issued at $0.50
 per share (unaudited)     (2,495)          -              -             -

Cancellation of service
 shares issued at $1.50
 per share (unaudited)      (3,748)         -              -             -

Net loss for the six
 months ended
 September 30, 1999
(unaudited)                   -             -              -         (589,971)

Balance,
 September 30, 1999
 (unaudited)             $11,275,886    $   -          $   -     $(11,499,701)

                             PHANTOMFILM.COM
                    (Formerly Panther Resources, Ltd.)
                      (A Development Stage Company)
                  Consolidated Statements of Cash Flows
                               (Unaudited)

                       For the Six Months Ended     For the Three Months Ended
                          September 30,                   September 30,
                        1999            1998         1999            1998
CASH FLOWS FROM
 OPERATING ACTIVITIES
 Net loss              $ (589,971)    $(1,382,593)    $ (272,673)  $(811,635)

 Adjustments to
  reconcile net loss
  to net cash used
  by operating
  activities:

Depreciation and
  amortization expense     41,057           5,305         37,494       2,854

Stock issued
 for services             521,247         336,500        243,749      315,500

 Bad debt expense              -               -              -            -

Write-off mineral property     -               -              -            -

Issuance of warrants           -               -              -            -

Currency translation
 adjustment                    -               -              -            -

Changes in operating
 assets and liabilities:

(Increase) decrease in
   accounts receivable         -           (25,000)           -            -

(Increase) decrease in
 deposits and
 prepaid expenses         (76,880)         (30,168)       (75,380)    (36,105)

Increase (decrease) in
 cash overdraft                -                -             (28)         -

Increase (decrease) in
 accounts payable        (301,888)         109,044         16,906     156,768

Increase in reserve for
 discontinued operations       -                -              -           -

Increase (decrease) in
   management fee payable      -            (26,371)           -      (26,371)

Net Cash (Used) by
Operating Activities     (406,435)       (1,013,283)      (49,932)   (398,989)

CASH FLOWS FROM INVESTING
 ACTIVITIES

Purchase of fixed assets        -           (14,019)           -         (152)

Purchase of mineral property
 and deferred exploration costs -          (331,369)           -     (329,369)

Net Cash (Used) by
 Investing Activities      $    -         $(345,388)       $   -   $ (329,521)

                             PHANTOMFILM.COM
                    (Formerly Panther Resources, Ltd.)
                      (A Development Stage Company)
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                               (Continued)

                                                     From
                                                  Inception on
                                                  November 10,
                                                  1989 Through
                                                  September 30,
                                                     1999

CASH FLOWS FROM
 OPERATING ACTIVITIES
 Net loss                                           $(11,499,701)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:

Depreciation and amortization expense                     64,540

Stock issued for services                              3,489,370

Bad debt expense                                         224,941

Write-off mineral property                             3,914,434

Issuance of warrants                                      17,220

Currency translation adjustment                         (168,626)

Changes in operating assets and liabilities:

 (Increase) decrease in accounts receivable             (213,312)

 (Increase) decrease in deposits and
  prepaid expenses                                      (209,424)

Increase (decrease) in cash overdraft                        -

Increase (decrease) in accounts payable                 (134,998)

Increase in reserve for discontinued operations          258,161

Increase (decrease) in management fee payable                -

Net Cash (Used) by Operating Activities               (4,257,395)

CASH FLOWS FROM INVESTING
 ACTIVITIES

Purchase of fixed assets                                (149,014)

Purchase of mineral property
 and deferred exploration costs                       (2,762,539)

Net Cash (Used) by
 Investing Activities                              $  (2,911,553)

                               PHANTOMFILM.COM
                    (Formerly Panther Resources, Ltd.)
                      (A Development Stage Company)
            Consolidated Statements of Cash Flows (Continued)
                               (Unaudited)

                       For the Six Months Ended     For the Three Months Ended
                          September 30,                   September 30,
                        1999            1998         1999            1998
CASH FLOWS FROM
 OPERATING ACTIVITIES
Payments on
 notes payable         $    -         $  (428,381)    $    -     $  (428,381)

Proceeds from
 common stock            406,421        1,393,881        50,000    1,139,600

Proceeds on
 notes payable              -             399,873          -             -

Net Cash Provided by
 Financing Activities    406,421        1,365,373        50,000      711,219

NET INCREASE (DECREASE)
 IN CASH                     (14)           6,702            68      (17,291)

CASH AT BEGINNING
 OF PERIOD                    82              -              -        23,993

CASH AT END OF PERIOD    $    68       $    6,702      $     68   $    6,702

CASH PAID FOR:

 Interest                $    -        $      -        $     -    $      -
 Income taxes            $    -        $      -        $     -    $      -


NON-CASH FINANCING ACTIVITIES

Common stock issued
 for acquisition         $    -        $      -         $    -    $      -
Common stock issued
 for debt conversion     $ 191,000     $   23,900       $    -    $   23,900
Common stock issued
 for mineral properties  $    -        $      -         $    -    $      -
Common stock issued for
 license fees            $ 125,000     $      -         $ 125,000 $      -

                             PHANTOMFILM.COM
                    (Formerly Panther Resources, Ltd.)
                      (A Development Stage Company)
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                               (Continued)

                                                     From
                                                  Inception on
                                                  November 10,
                                                  1989 Through
                                                  September 30,
                                                     1999
CASH FLOWS FROM
 OPERATING ACTIVITIES
Payments on notes payable                           $  (428,381)

Proceeds from common stock                            5,696,596

Proceeds on notes payable                             1,900,801

Net Cash Provided by
 Financing Activities                                 7,169,016


NET INCREASE (DECREASE)
 IN CASH                                                     68


CASH AT BEGINNING
 OF PERIOD                                                   -


CASH AT END OF PERIOD                               $        68

CASH PAID FOR:

 Interest                                           $        -
 Income taxes                                       $        -

NON-CASH FINANCING ACTIVITIES

Common stock issued for acquisition                 $        -
Common stock issued for debt conversion             $1,401,719
Common stock issued for mineral properties          $  550,000
Common stock issued for license fees                $  125,000

                               PHANTOMFILM.COM
                   (Formerly Panther Resources, Ltd.)
                      (A Development Stage Company)
               Notes to the Consolidated Financial Statements
                     September 30, 1999 and 1998

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1999 audited consolidated financial statements. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          The Company's business plan calls for it to derive revenues from licensing streaming video technology to other companies and from the sale of advertising on its own Web sites, including gateway ads with guaranteed "click-throughs," channel and event sponsorships, and traditional banner advertisements. Management believes that streaming media technology is essential to the evolution of the World Wide Web as a mass communication medium since it provides a more compelling user experience.

         Although the Company is not one of the early entrants into the internet video market, it plans to establish strong brand recognition for its streaming video Technology.

Results of Operation.
---------------------

          From our inception through September 30, 1999, we have had no revenues and our operating activities consisted primarily of investing in mineral properties. During the previous fiscal quarter ended June 30, 1999 the company changed its business focus from mining exploration and development to the commercial development and exploitation of streaming video and audio
technology for Internet use.    On June 29th, 1999 the Company entered into a
non-exclusive licensing agreement wherein the Company obtained the right to market streaming video technology on a non-exclusive basis. At the present time this technology is not ready for commercial use. Future sales of business services related to streaming media content and advertising are projected to be the main sources of our revenues. The company plans to pursue other avenues of the streaming video business through acquisition or joint venture arrangements although there is nothing formalized at this time.

          We have incurred significant losses since inception on November 10, 1995. From inception to June 30, 1999, the Company has incurred a net comprehensive loss of $11,499,701, with a net comprehensive loss of $272,673 during the quarter ended September 30, 1999.

          We believe that our success will depend largely on our ability to compete as a source for streaming media programming and business services to the Web.

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

Item 2.   Changes in Securities.
--------------------------------

         On August 30, 1999, the Company conducted a private placement of 300,000 "unregistered" and "restricted" shares of the Company's common stock at a price of $0.50 per share.

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

                                      PHANTOMFILM.COM


Date: 11/11/99                          By /s/ Gordon J. Muir
     --------------                     -------------------------------------
                                        Gordon J. Muir
                                        CEO and Chairman of the Board

Date: 11/11/99                          By /s/ Penny Perfect
     --------------                     -------------------------------------
                                        Penny Perfect
                                        President and Director

Date: 11/11/99                          By /s/ Katharine Johnston
     --------------                     -------------------------------------
                                        Katharine Johnston
                                        Vice President and Director

Date: 11/11/99                          By /s/ Victor Cardenas
     --------------                     -------------------------------------
                                        Victor Cardenas
                                        Director