Form 10QSB
period 1999-12-31
PANTOMFILM COM
filed 2000-02-15
CIK 786129

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999

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

                            December 31, 1999

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

                          December 31, 1999 and 1998

                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                        (A Development Stage Company)
                         Consolidated Balance Sheets

                                    ASSETS

                                                  December 31,    March 31,
                                                     1999           1999

                                                  (Unaudited)
CURRENT ASSETS

 Cash                                             $       5,546  $        82
 Accounts receivable - related parties                   10,677          -
 Prepaid expenses                                           -            799

  Total Current Assets                                   16,223          881

FURNITURE AND EQUIPMENT, NET                             30,382       45,538

OTHER ASSETS

 Mineral properties                                          -             -
 Deposits                                                   760       46,380
 License fees                                            62,500           -
  Total Other Assets                                     63,260       46,380

  TOTAL ASSETS                                    $     109,865  $    92,799

                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                        (A Development Stage Company)
                         Consolidated Balance Sheets

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                  December 31,     March 31,
                                                     1999            1999
                                                  (Unaudited)

CURRENT LIABILITIES

     Accounts payable                             $      83,319  $   175,121
     Accounts payable - related parties                     -        329,948
     Reserve for discontinued operations                156,237      258,161

          Total Current Liabilities                     239,556      763,230

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred stock: 10,000,000 shares authorized
      of $0.10 par value, 2,000,000 shares issued
      and outstanding                                   200,000      200,000

     Common stock: 100,000,000 shares authorized
      of $0.001 par value, 7,081,302 and 4,807,160
      shares issued and outstanding, respectively         7,081        4,807

     Additional paid-in capital                      11,275,886   10,034,492

     Deficit accumulated during the development
     stage                                          (11,612,658) (10,909,730)

          Total Stockholders' Equity (Deficit)         (129,691)    (670,431)

          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                       $     109,865  $    92,799

                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                        (A Development Stage Company)
                    Consolidated Statements of Operations
                                 (Unaudited)

                                                                 From
                                                                 Inception on
                       For the Nine          For the Three       November 10,
                       Months Ended          Months Ended        1989 Through
                       December 31,          December 31,        December 31,
                       1999      1998        1999     1998          1999


REVENUES               $     -   $    -      $     -   $    -    $       -

EXPENSES

  General and
  administrative         625,649      -         80,027       -        625,649
  Depreciation and
  amortization            77,656      -         33,036       -         77,656

   Total Expenses        703,305      -        113,063       -        703,305

LOSS FROM OPERATIONS    (703,305)     -       (113,063)      -       (703,305)

LOSS FROM DISCONTINUED
 OPERATIONS                  -    (2,093,386)      -    (710,793) (10,909,730)

OTHER INCOME (EXPENSE)

  Interest income            377      -            106       -            377

   Total Other Income
   (Expense)                 377      -            106       -            377


NET LOSS               $(702,928)$(2,093,386)$(112,957)$(710,793)$(11,612,658)

BASIC LOSS PER SHARE OF
 COMMON STOCK          $   (0.11)$     (0.57)$   (0.01)$   (0.17)


                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                        (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)


                                                                   Additional
                                  Preferred Stock    Common Stock    Paid-In
                                   Shares   Amount  Shares  Amount   Capital


Balance at November 10, 1995
  (Inception)                         -    $   -       -   $   -   $      -
Common stock issued for cash at
  approximately $0.00 per share       -        -       -       -          -

Currency translation adjustment       -        -       -       -          -

Net loss for the year ended
  March 31, 1996                      -        -       -       -          -

Balance, March 31, 1996               -        -       -       -          -

Common stock issued for cash at
  approximately $3.80 per share       -        -   288,500     286  1,089,201

Common stock issued for services
  at approximately $7.60 per share    -        -    11,500      12     87,544

Currency translation adjustment       -        -       -       -          -

Net loss for the year ended
  March 31, 1997                      -        -       -       -          -

Balance, March 31, 1997               -    $   -   300,000 $   298 $1,176,745


<CONTINUED>

                                                                     Deficit
                                                                  Accumulated
                                      Stock          Other         During the
                                  Subscription   Comprehensive    Development
                                    Receivable    Income (Loss)      Stage

Balance at November 10, 1995
  (Inception)                            -            -               -

Common stock issued for cash at
  approximately $0.00 per share          -            -               -

Currency translation adjustment          -         (1,230)            -

Net loss for the year ended
  March 31, 1996                         -            -          (157,549)


Balance, March 31, 1996                  -         (1,230)       (157,549)

Common stock issued for cash at
  approximately $3.80 per share          -            -               -

Common stock issued for services
  at approximately $7.60 per share       -            -               -

Currency translation adjustment          -          8,542             -

Net loss for the year ended
  March 31, 1997                         -            -        (1,388,389)

Balance, March 31, 1997                  -          7,312      (1,545,938)


                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                        (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                    Preferred Stock        Common Stock
                                   Shares     Amount     Shares     Amount


Balance, March 31, 1997                -       $     -          -      300,000

Recapitalization (Note 1)              -             -    1,230,899      1,231

Common stock issued for cash at
approximately $3.60 per share          -             -      610,761        611

Common stock issued for services
at approximately $3.60 per share       -             -      336,650        337

Issuance of warrants                   -             -          -          -

Common stock issued for debt at
approximately $2.60 per share          -             -      382,800        383

Common stock issued for mineral
properties at $10.00 per share         -             -       55,000         55

Preferred stock issued for
services at $1.80 per share      2,000,000       200,000        -          -

Currency translation adjustment        -             -          -          -

Net loss for the year ended
March 31, 1998                         -             -          -          -

Balance, March 31, 1998          2,000,000       200,000  2,916,110      2,915


<CONTINUED>

                                                                  Deficit
                                                                 Accumulated
                           Additional    Stock        Other      During the
                            Paid-In  Subscription Comprehensive Developmental
                            Capital   Receivable  Income (Loss)     Stage


Balance, March 31, 1997          1,176,745     $     -      7,312$ (1,545,938)

Recapitalization (Note 1)          392,831           -         -          -

Common stock issued for cash at
approximately $3.60 per share    2,821,516      (100,000)      -          -

Common stock issued for services
at approximately $3.60 per share 1,179,289      (154,281)      -          -

Issuance of warrants                17,220           -         -          -

Common stock issued for debt at
approximately $2.60 per share      995,336           -         -          -

Common stock issued for mineral
properties at $10.00 per share     549,945           -         -          -

Preferred stock issued for
services at $1.80 per share        160,000           -         -          -

Currency translation adjustment        -             -     260,719        -

Net loss for the year ended
March 31, 1998                         -             -         -    3,332,577

Balance, March 31, 1998          7,292,882      (254,281)  268,031 (4,878,515)


                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                        (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                               Preferred Stock           Common Stock
                                 Shares     Amount      Shares     Amount


Balance, March 31, 1998           2,000,000 $  200,000  2,916,110  $    2,915

Common stock issued for cash at
approximately $1.40 per share           -          -      856,333         856

Common stock issued for services
 at approximately $1.50 per
 share                                  -          -    1,022,717       1,024

Receipt of subscription
 receivable                             -          -          -           -

Common stock issued for debt at
 approximately $2.00 per share          -          -       12,000          12

Currency translation adjustment         -          -          -           -

Net loss for the year ended
 March 31, 1999                         -          -          -           -

Balance, March 31, 1999           2,000,000 $  200,000  4,807,160  $    4,807


<CONTINUED>

                                                                  Deficit
                                                                  Accumulated
                           Additional    Stock       Other        During the
                            Paid-in   Subscription  Comprehensive Development
                            Capitol   Receivable    Income (Loss) Stage

Balance, March 31, 1998         $7,292,882  $(254,281) $ 268,031  $(4,878,515)

Common stock issued for cash at
approximately $1.40 per share    1,223,424        -          -            -

Common stock issued for
services at approximately
$1.50 per share                  1,494,198        -          -            -

Receipt of subscription
 receivable                            -      254,281        -            -

Common stock issued for debt at
 approximately $2.00 per share      23,988        -          -            -

Currency translation adjustment        -          -     (268,031)         -

Net loss for the year ended
 March 31, 1999                        -          -          -     (6,031,215)

Balance, March 31, 1999        $10,034,492        -          -    (10,909,730)


                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                        (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                  Preferred Stock         Common Stock
                                 Shares     Amount       Shares    Amount


Balance, March 31, 1999           2,000,000 $  200,000   4,807,160 $    4,807

Common stock issued for services
 at approximately $0.45 per
share (unaudited)                       -          -       942,500        943

Common stock issued for cash
 at $0.50 per share (unaudited)         -          -       712,842        713

Common stock issued for debt
 conversion at $2.50 per share
 (unaudited)                            -          -        76,300         76

Common stock issued for services
 at approximately $0.50 per share
(unaudited)                             -          -       200,000        200

Common stock issued for cash at
 $0.50 per share (unaudited)            -          -       100,000        100

Common stock issued for License
at $0.50 per share (unaudited)          -          -       250,000        250

Cancellation of service shares
issued at $0.50 per share
(unaudited)                             -          -        (5,000)        (5)

Cancellation of service shares
issued at $1.50 per share
 (unaudited)                            -          -        (2,500)        (3)

Net loss for the nine months
ended December 31, 1999
(unaudited)                             -          -           -          -

Balance, December 31, 1999
 (unaudited)                      2,000,000 $  200,000   7,081,302 $    7,081


<CONTINUED>

                                                                   Deficit
                                                                   Accumulated
                          Additional     Stock         Other       During the
                          Paid-in     Subscription  Comprehensive  Development


Balance, March 31, 1999        $10,034,492 $     -     $     -   $(10,909,730)

Common stock issued for
services at approximately
$0.45 per share (unaudited)        426,555       -           -            -

Common stock issued for cash
 at $0.50 per share
(unaudited)                        355,708       -           -            -

Common stock issued for debt
 conversion at $2.50 per share
 (unaudited)                       190,924       -           -            -

Common stock issued for
services at approximately
$0.50 per share(unaudited)          99,800       -           -            -

Common stock issued for cash
at $0.50 per share (unaudited)      49,900       -           -            -

Common stock issued for
License at $0.50 per share
(unaudited)                        124,750       -           -            -

Cancellation of service shares
issued at $0.50 per share
(unaudited)                         (2,495)      -           -            -

Cancellation of service shares
issued at $1.50 per share
 (unaudited)                        (3,748)      -           -            -

Net loss for the nine months
ended December 31, 1999
(unaudited)                            -         -           -       (702,928)

Balance, December 31, 1999
 (unaudited)                   $11,275,886    $  -        $  -   $(11,612,658)


                             PHANTOMFILM.COM
                    (Formerly Panther Resources, Ltd.)
                      (A Development Stage Company)
                  Consolidated Statements of Cash Flows
                               (Unaudited)

                                                                  From
                                                                  Inception on
                                                                  November 10,
                     For the Nine Months   For the Three Months   1989 Through
                      Ended December 31,    Ended December 31,    December 31,
                          1999      1998     1999        1998         1999

CASH FLOWS FROM
OPERATING ACTIVITIES


 Net loss          $(702,928) $(2,093,386) $(112,957) $(710,793) $(11,612,658)
Adjustments to
reconcile net loss
to net cash used
by operating
activities:

  Depreciation and
  amortization
  expense             77,656        8,159     33,036      2,854        97,576

  Stock issued for
  services           521,247      400,500        -       64,000     3,489,370

  Bad debt expense       -            -          -          -         224,941

  Write-off mineral
  property               -            -          -          -       3,914,434

  Issuance of
  warrants               -            -          -          -          17,220

  Currency
  translation
  adjustment             -            -          -          -        (168,626)

 Changes in
 operating assets
 and liabilities:

  (Increase)
   decrease in
   accounts
   receivable        (10,677)     (25,000)   (10,677)       -        (223,989)

  (Increase)
  decrease in
  deposits and
  prepaid expenses    46,419       (8,455)   123,299     21,713       (86,125)

  Increase
 (decrease) in
  accounts
  payable           (421,750)     (70,099)  (116,299)  (179,143)     (251,297)

  Increase in
  reserve for
  discontinued
  operations          89,076          -       89,076        -         347,237


  Increase
 (decrease) in
  management fee
  payable                -        (26,371)       -          -             -

Net Cash (Used) by
 Operating
 Activities        (400,957)   (1,814,652)     5,478   (801,369)   (4,251,917)

CASH FLOWS FROM INVESTING
 ACTIVITIES

 Purchase of fixed
 assets                 -         (14,019)       -          -        (149,014)

 Purchase of
 mineral property
  and deferred
  exploration
  costs                 -        (380,170)       -      (48,801)   (2,762,539)

Net Cash (Used) by
 Investing
 Activities        $    -       $(394,189)   $   -     $(48,801)  $(2,911,553)


                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                        (A Development Stage Company)
              Consolidated Statements of Cash Flows (Continued)
                                 (Unaudited)

                                                                  From
                                                                  Inception on
                                                                  November 10,
                    For the Nine Months  For the Three Months     1989 Through
                     Ended December 31,   Ended December 31,      December 31,
                          1999      1998     1999        1998         1999

CASH FLOWS FROM
 FINANCING ACTIVITIES


 Payments on notes
 payable            $     -   $(428,381)    $     -    $     -    $  (428,381)

 Proceeds from
 common stock        406,421  $1,786,981    $     -    $393,100   $5,696,596
 Proceeds on notes
 payable                 -       857,250          -     457,377    1,900,801

 Net Cash Provided
 by Financing
 Activities          406,421   2,215,850          -     850,477    7,169,016

NET INCREASE
(DECREASE) IN CASH     5,464       7,009        5,478       307        5,546

CASH AT BEGINNING OF
PERIOD                    82         -             68     6,702          -

CASH AT END OF
PERIOD              $  5,546  $    7,009    $   5,546  $  7,009   $    5,546


CASH PAID FOR:

 Interest           $    -    $      -      $     -    $    -     $      -
 Income taxes       $    -    $      -      $     -    $    -     $      -

NON-CASH FINANCING
ACTIVITIES

 Common stock
 issued for
 acquisition        $    -    $      -      $     -    $    -     $  394,062

 Common stock
 issued for debt
 conversion         $191,000  $   23,900    $     -    $    -     $1,401,719

 Common stock
 issued for mineral
 properties         $    -    $      -      $     -    $    -     $  550,000

 Common stock
 issued for
 license fees       $125,000  $      -      $     -    $    -     $  125,000


                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                          December 31, 1999 and 1998


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1999 audited consolidated financial statements. The results of operations for the periods ended December 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

Results of Operation.
---------------------

          From our inception through December 31, 1999, we have had no revenues and our operating activities consisted primarily of investing in mineral properties. During the fiscal quarter ended June 30, 1999, the Company changed its business focus from mining exploration and development to the commercial development and exploitation of streaming video and audio
technology for Internet use.    On June 29th, 1999 the Company entered into a
non-exclusive licensing agreement wherein the Company obtained the right to market streaming video technology on a non-exclusive basis. At the present time this technology is not ready for commercial use. Future sales of business services related to streaming media content and advertising are projected to be the main sources of our revenues. The company plans to pursue other avenues of the streaming video business through acquisition or joint venture arrangements although there is nothing formalized at this time.

          We have incurred significant losses since inception on November 10, 1995. From inception to December 31, 1999, the Company has incurred a net comprehensive loss of $11,612,658, with a net loss of $702,928 during the nine months ended December 31, 1999.

          We believe that our success will depend largely on our ability to compete as a source for streaming media programming and business services to the Web. We expect to advance our streaming video technology in the year 2000.

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

                                      PHANTOMFILM.COM


Date: Feb. 14/00                     By /s/ Gordon J. Muir
     --------------                     -------------------------------------
                                        Gordon J. Muir
                                        CEO and Chairman of the Board

Date: Feb. 14/00                     By /s/ Katharine Johnston
     --------------                     -------------------------------------
                                        Katharine Johnston
                                        President and Director

Date: Feb. 14/00                     By /s/ Penny Perfect
     --------------                     -------------------------------------
                                        Penny Perfect
                                        Director

Date: Feb. 14/00                     By /s/ Victor Cardenas
     --------------                     -------------------------------------
                                        Victor Cardenas
                                        Director