Form 10KSB
period 2000-03-31
PANTOMFILM COM
filed 2000-06-28
CIK 786129

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            __________
                           FORM 10-KSB

(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
     For the fiscal year ended March 31, 2000
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
      For the transition period from                 to

                Commission file number 33-2150-LA
                           ____________

                         PHANTOMFILM.COM
      (Exact name of registrant as specified in its charter)

          Nevada                       Not Applicable
  (State of incorporation)    (I.R.S. Employer Identification No.)

          Suite 400
    1111 West Georgia Street
     Vancouver, BC   Canada                              V6E 4M3
(address of principal executive office)                 (zip code)


                          (604)689-5377
       (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:  None

  Title of each class            Name of each exchange on which registered
Common Shares, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes _X__   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $795,415 as of March 31, 2000

The number of shares of common stock outstanding as of March 31, 2000 was 7,081,302.
ITEM 1.     DESCRIPTION OF BUSINESS

INTRODUCTION

PhantomFilm.com (hereinafter referred to as the "Company") is intending to become a leading provider of branded products that enable the creation and real-time delivery of streaming media on the Web. The Company intends to establish a Business Services Division which will provide cost-effective streaming video and audio services to businesses and other organizations. These business services will include the turnkey production of press conferences, investor conferences, trade shows, stockholder meetings, training sessions, media events, rock concerts, late breaking news, movie trailers, new product introductions, and numerous other media events. The Company intends to derive revenues from licensing the streaming video technology to other companies and from the sale of advertising on its own Web sites, including gateway ads with guaranteed click-thrus, channel and event sponsorships, and traditional banner ads. Phantomfilm.com believes that streaming media technology is essential to the evolution of the World Wide Web as a mass communication medium since is provides a more compelling user experience.

Although the company is not one of the early entrants into the Internet video market, it believes that the market will readily accept the browser-based, no downloading streaming video.

INDUSTRY BACKGROUND

The Internet has grown rapidly in recent years, spurred by developments such as easy-to-use Web browsers, the availability of inexpensive multimedia PCs and Internet access, the adoption of more robust network architectures, and the emergence of compelling Web-based content and commerce applications. The broad acceptance of the Internet Protocol ("IP") standard has also led to the emergence of intranets and the development of a wide range of non-PC devices that enable users to easily access the Internet and intranets. As an interactive, searchable, user-controlled medium, the Web provides for a highly engaging experience and allows users to access an almost unlimited variety and supply of content at their convenience. The Web also enables content providers and advertisers to establish personalized experiences for and communications with consumers. Streaming media technology has enhanced the graphical capabilities of the Internet and intranets.

Much of the Internet's rapid evolution towards becoming a mass medium can be attributed to the accelerated pace of technological innovation, which has expanded the Web's capabilities and improved users' experiences. Most notably, the Internet has evolved from a mass of static, text-oriented Web pages and email services to a much richer environment, capable of delivering graphical, interactive and multimedia content. Prior to the development of streaming media technologies, users could not play back audio and video clips until the content was downloaded in its entirety. As a result, live Internet broadcasts were not possible and archived clips were cumbersome to download and use. The development of streaming media products by companies like PhantomFilm enables the simultaneous transmission and playback (i.e., the Internet broadcast) of continuous "streams" of audio and video content over the Internet and intranets. These technologies have evolved to deliver audio and video over widely used 28.8 kilobits per second ("kbps") narrow bandwidth modems, yet can scale in quality to take advantage of higher speed access that is expected to be provided by xDSL, cable modems and other emerging broadband technologies. Thousands of content providers are now providing media over the Internet, and millions of new streaming media users are now accessing streaming media. As the audience for streaming media has grown substantially, many new business models have emerged. Companies are generating revenue by aggregating streaming media, developing streaming media authoring tools, offering turnkey services, and offering media hosting services. Businesses are generating revenue from incorporating streaming media into their Web sites and advertising in new and interesting ways.

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

THE PHANTOMFILM.COM SOLUTION

PhantomFilms' streaming video will enable the transmission of real-time streaming media content over the Internet and intranets. The company believes it will be able to establish a significant brand for its streaming video technology due to its high quality and ease of use. PhantomFilms' streaming video is designed to address the technological and market development challenges that confront streaming media content providers and users.

BROWSER BASED STREAMING MEDIA TECHNOLOGY

PhantomFilm.com intends to be a major player in the development of mainstream usage of browser based streaming media technology. PhantomFilm's streaming video uses advanced compression, decompression, transmission and error-correction technologies to permit better delivery of streamed content even in low bandwidth constrained environments. Because PhantomFilm's streaming video requires no downloads or software purchases, it is easier for users to take advantage of its superb display characteristics. It is the company's belief that many web sites can now offer a large and comprehensive selection of live and on-demand audio and video presentations on the Internet, including sporting events, talk shows, music events, television shows, business events, full-length or movie trailers, CD's clips, full coverage news, commentary and author read audio-books.

The Company intends to provide access to the streaming video to individual users for no cost as part of its strategy to build brand loyalty and increase consumer demand for its products. Widespread use of Phantom video is guaranteed once consumers get used to the simplicity and ease of use of the "instant-on" video. The company believes that Phantom video will grow to be the preferred method of listening to and viewing content over the Internet. The company intends on extensive promotional efforts to ensure Phantom's streaming video will be one of the most widely recognized and used brand on the Internet.

The Company intends to implement a business services model that will enable customers to conduct cost-effective Internet or intranet videocasts of live and on-demand business and educational programming, including press conferences, conference calls, trade shows, stockholder meetings, new product introductions, training sessions, distance learning seminars, customized corporate TV programs, and media events, each custom tailored to meet the needs of our customer's. The Company believes that these extra services will differentiate its content and broaden its revenue base.

The functionality of Phantom's streaming video will permit the Company to provide streaming media programming to virtually any computer regardless of the underlying bandwidth. The Company believes streaming media usage will surge once the process has been simplified enough so the end user experience is enhanced.

The Company believes it can establish itself as a leading brand for streaming media content through development of Web sites. The Company will drive traffic to the sites and enhance brand awareness through strategic relationships with key Internet companies.

PhantomFilm.com intends to offer exclusive and comprehensive audio and video programming that can be targeted to specific audiences and demographics. Additionally, unlike Web sites that offer only text-based banner ads, the Company intends to offer multimedia packages incorporating custom audio and video applications such as gateway ads with guaranteed click-thrus, channel and event sponsorships.

PhantomFilm's objective is to be a leading streaming media company, providing streaming browser based applications and services that enable the creation, delivery and playback of, and easy access to, multimedia content over the Internet, intranets and through hardware devices, thereby facilitating the Internet's evolution into the broadest and most powerful mass communication and commerce medium. To achieve this objective, PhantomFilm's strategy includes the following key elements:

CREATE TECHNOLOGY LEADERSHIP. PhantomFilm intends to establish a reputation in streaming media technology and intends to offer new applications and services on a continual basis. Streaming video is designed to allow users to view rich multimedia presentations on the Web and to more reliably deliver the best user multimedia experience across a host of different bandwidths.

MAXIMIZE MARKET PENETRATION AND DEVELOP STRONG BRAND NAME RECOGNITION. PhantomFilm believes that it can become a recognized leader in streaming media technology. PhantomFilm will seek to achieve rapid and broad adoption of its revolutionary technologies which will create strong brand recognition. This strategy will be achieved through various means such as offering its basic streaming video free of charge over the Internet, initially to gain market share, and bundle the products with those of other major vendors and distributing the products through multiple distribution channels.

DEVELOP MARKET POSITION. PhantomFilm believes that it can leverage its product to create a strong market position and brand name loyalty to create its market share which will diversify its revenue base. It plans to utilize these strategies to accomplish that goal.

GROW STREAMING MEDIA BUSINESS. PhantomFilm intends to capitalize on the increasing demand for streaming media by developing, marketing and supporting industry-leading products and services. It also plans to strengthen its marketing, sales and customer support efforts as the size of the market and customer base increases.

       TARGET LARGE CUSTOMER BASE. PhantomFilm plans to develop its electronic commerce activities and revenue potential by marketing the steaming media products and services to a varied customer base.

       DEVELOP ELECTRONIC COMMERCE BUSINESS. PhantomFilm plans to build Web sites that will provide product information and resources and will promote the sale of PhantomFilm's products. PhantomFilm plans to expand its own and other companies' product and service offerings through these Web sites by marketing to an increasing base of users.

CONNECT CONSUMERS TO STREAMING MEDIA CONTENT. PhantomFilm plans to build a network of Web sites that will link to third-party streaming media programming, making it easy for consumers to quickly find and link to streaming media that interests them. PhantomFilm plans to build Web site traffic through innovative aggregation strategies, to increase Web-site advertising revenues, strengthen its electronic commerce platform and promote streaming media content on the Internet and intranets.

DEVELOP AND MARKET STREAMING MEDIA SOLUTIONS FOR A VARIETY OF PLATFORMS AND BANDWIDTHS. PhantomFilm's streaming video will run on a broad range of operating systems and hardware platforms, enabling content providers to reach a broad audience and businesses to deliver intranet content in heterogeneous computing environments. PhantomFilm's future growth can be attributed in part to the already wide acceptance of streaming media currently available. Currently, PC's in low-bandwidth environments have difficulty accessing any streaming video content. Significant efforts continue, however, to make access to the Internet available on a wider range of platforms, including non-PC Internet appliances and set-top boxes, and over higher-speed connections, including ISDN, ASDL and cable modems, which high speed connections PhantomFilm believes will eventually be more widely available in homes. As a result, PhantomFilm is designing its streaming video applications to operate better in a range of bandwidth environments and to be flexible enough to easily port to new platforms. PhantomFilm attributes the simplicity and functionality of its streaming video product to advances in improving its infrastructure technologies, such as caching and splitting, to enable content providers to access greater bandwidth more cost effectively. Accordingly, PhantomFilm believes it is well positioned to capitalize on possible significant platform and bandwidth changes.

       CREATE AND DEVELOP STRATEGIC RELATIONSHIPS. PhantomFilm intends to establish strategic relationships with a variety of companies, including software and hardware vendors, entertainment companies, content publishers and broadcast media companies. PhantomFilm intends to strongly pursue these relationships to ensure rapid adoption of its streaming video technologies; to speed development of compelling streaming media content to accommodate enhanced consumer demand; to expand the range of commercial activities based on its streaming video; and foster the development of industry standard protocols.

RESEARCH AND DEVELOPMENT

PhantomFilm intends to devote a portion of its resources to developing new products and product features, expanding and improving its fundamental streaming technology, and strengthening its technological expertise. PhantomFilm must hire skilled software engineers to further its research and development efforts. PhantomFilm' business, financial condition and results of operations could be adversely affected if it is not able to hire, train and retain enough qualified engineers.

SALES, MARKETING AND DISTRIBUTION

PhantomFilm believes that any individual or company that desires to send or receive streaming media content over the Internet or intranets is a potential customer. To reach as many of these potential customers as possible, PhantomFilm intends to market its streaming video products and services through several direct and indirect distribution channels including over the Internet, through a direct sales force and distributors.

ELECTRONIC COMMERCE. PhantomFilm intends to begin with streaming video technology on its web site which will provide the company with a low-cost, globally accessible, 24-hour sales tool.

DIRECT SALES FORCE. PhantomFilm' intends to begin to build a direct sales force to market its products and services immediately, primarily to capture market share of corporate customers for development of commercial Internet Web sites or intranets.

SALES THROUGH CONTENT AGGREGATORS AND HOSTING PARTNERS. PhantomFilm intends to sell its streaming applications and services to content aggregators, ISPs and other hosting providers who redistribute or provide end users access to PhantomFilm's streaming technology from their Web sites and systems.

ADVERTISING SALES. PhantomFilm's sales force when established, will market and sell advertising on PhantomFilm's Web sites and within media streams that PhantomFilm hosts on behalf of its corporate customers.

INTERNATIONAL SALES. PhantomFilm intends to establish subsidiaries throughout the world that will market and sell PhantomFilm's products outside the continental United States and Canada. PhantomFilm intends to develop a multi-lingual sales force and distribution arrangements to assist in international sales.

MARKETING PROGRAMS. PhantomFilm intends to participate in trade shows, conferences and seminars, product information platforms, and generally promote and co-promote special events that will emphasize PhantomFilm's streaming video technologies.

CUSTOMERS

PhantomFilm's customers will consist primarily of businesses and individuals located throughout the world. Sales to customers outside the U.S. will be minimal initially, as the focus will be in the Continental United States.

COMPETITION

As streaming media evolves into a central and necessary component of the Internet experience, more companies are entering the market for, and expending ever increasing resources to develop, streaming media software and services, and competition for the standard streaming video is intensifying. PhantomFilm believes there is limited competition in the browser based streaming video sector however, major competitors in the development and distribution of downloadable streaming media solutions include Microsoft Corporation, Apple Computer, Inc. and RealNetworks. Competitive factors include the quality and reliability of software; features for creating, editing and adapting content, ease of use and interactive user features; scalability and cost per user; pricing and licensing terms; and compatibility with the user's existing network components and software systems.

While PhantomFilm believes that it could achieve the lead position for conventional PC-based Internet streaming systems, no clear standards have emerged with respect to non-PC, wireless, cable-based systems. Likewise, no one company has gained a dominant position in the mobile device market because such devices are not yet well architected to handle media. Another company or standard may emerge in any of these areas to surpass PhantomFilm in the short term. In addition, there is competition to a lesser degree from non-streaming audio and video delivery technologies such as AVI, QuickTime, and MP3. MP3, a current phenomenon in IP-based media delivery that PhantomFilm is not now participating in, is emerging as a popular distribution mechanism for "fast download" of audio content that does not require streaming. Other fast download, or non-streaming IP-based content distribution methods, are likely to emerge.

The Company's objective is to be one of the leading streaming media companies on the Internet. By aggregating comprehensive audio and video programming on a private label basis and in some cases on an exclusive basis and by providing services enabling the delivery of a broad range of streaming media content over the Internet, Phantomfilm believes that it could become recognized in this field.

Key elements of the Company's strategy include the following:

ENTERTAIN AND DEVELOP EXCLUSIVE CONTENT OFFERINGS

PhantomFilm.com will seek to provide the most comprehensive audio and video programming on the Internet. To this end, the Company's objective is to acquire exclusive, long-term Internet rights to streaming media content.

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

EXPAND INTERNET BUSINESS-TO-BUSINESS SALES FORCE

PhantomFilm.com intends to build a dedicated, experienced Internet sales force in order to increase marketing exposure.

CAPTURE AND DEVELOP EMERGING REVENUE OPPORTUNITIES

PhantomFilm.com intends to capture strategic opportunities as user demand increases and the Company's products become more widely adopted. Such opportunities are expected to include pay-per-listen/view applications, fee-based sharing of the Company's exclusive content on other Web sites, insertion of commercials within programming and electronic commerce opportunities.

BUSINESS SERVICES

The Company's Business Services Division will provide cost-effective Internet and intranet streaming video services to businesses and other organizations. These business services will include turnkey production of press conferences, conference calls, investor conferences, tradeshows, stockholder meetings, product introductions, training sessions, distance learning seminars, customized corporate TV channels and media events.

The Company's streaming video services enable these businesses and other organizations to improve communication with customers, suppliers, employees and the investment community by:

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

INNOVATIVELY ENHANCING THE MULTIMEDIA EXPERIENCE

In order to provide business service clients a turnkey, complete end-to-end multimedia solution that reaches far beyond the delivery of the media stream, the company is focused on application development. To create compelling content and engage the user, user profiles are created, which will provide the basis for the Company's application modules.

BUSINESS SERVICES

Initially, the Company intends to focus its business services marketing efforts on larger companies in varied industries. Based on the success of these direct sales efforts, PhantomFilm believes it can successfully market
its services to medium-sized and smaller businesses as well.   The Company
also intends to utilize reseller arrangements, whereby partners will have the right to sell PhantomFilm's business services packages to their established customer bases.

ADVERTISING

The Company's wide flexibility offers the ability to sell advertising packages targeted to specific audiences and demographics. Additionally, unlike Web sites that can offer only text-based banner advertisements, the Company intends to offer a multimedia package that incorporates the latest in custom audio and video applications such as gateway ads with guaranteed click-thrus, and channel and event sponsorships, as well as icon advertising and viewer choice advertising.

Gateway Ads with Guaranteed Click-Thrus. PhantomFilm intends to provide advertisers with the opportunity to incorporate gateway ads directly into their Internet advertising packages. Gateway ads are audio or video clips that are inserted at the lead of selected programming, lasting from 15 to 30 seconds, that play prior to the audio or video content that has been selected by the user. A guaranteed click-thru is a pop-down browser window that automatically launches at the beginning of the gateway ad displaying an advertiser's Web site or other targeted information. Gateway ads are also available without guaranteed click-thrus. The industry standard is to sell these advertisments at a higher CPM than traditional banner ads because of their unique nature.

Channel and Event Sponsorships. The Company intends to offer advertisers the ability to sponsor special events enabling advertisers to brand entire events. An event sponsorship would involve the rotating and permanent placement of buttons, logos and Web site links. Event sponsorships are common with such companies as Pepsi, Intel and Microsoft.

In-Stream Ads and In-Player Banner Ads. As streaming media technology advances, the Company believes it will be able to capitalize on new opportunities to differentiate its advertising solutions.

MARKETING

The Company's intends to aim its marketing efforts at promoting the PhantomFilm.com brand and the Company's audio and video programming and business services. The Company intends to utilize both traditional and innovative media vehicles for marketing and promotional purposes, including radio, television and print advertisements, as well as creating marketing arrangements with other leading Web sites, gateway ads with guaranteed click-thru's and in-player banner ads on the Company's Web sites and email newsletters.

Online Marketing. The Company intends to exchange video and banner ads with other high traffic and targeted Web sites. The Company will use these opportunities to highlight its video presentations of high profile live events and drive traffic to revenue generating websites. The video ads will also be used to promote business services customers' events in order to attract larger audiences.

STRATEGIC RELATIONSHIPS

PhantomFilm.com intends to enter into strategic relationships with content providers and other key companies in order to enhance the Company's competitive advantages. The Company believes that licensing content from third parties is preferable to creating content because such licensed content has existing demand and is self-replenishing.

PhantomFilm.com will seek to leverage its content aggregation and Internet broadcast network through strategic relationships with key companies to increase traffic and brand awareness. The Company believes that PhantomFilm's streaming products will become the number one choice for viewing streaming video content.

Competition among Web sites that provide compelling content, including streaming media content, is intense and is expected to increase significantly in the future. The Company will be competing against a variety of businesses that provide content through one or more mediums, such as print, radio, television, cable television and the Internet. Traditional media companies have not established a significant streaming media presence on the Internet and may expend resources to establish a more significant presence in the future. These companies have significantly greater brand recognition and financial, technical, marketing and other resources than the Company. The Company will be competing generally with other content providers for the time and attention of users and for advertising revenues. To compete successfully, the Company must license and then provide sufficiently compelling and popular content to generate users, support advertising intended to reach such users and attract business and other organizations seeking Internet streaming video distribution. The Company will be competing with other Internet streaming video companies and Web sites to acquire Internet broadcasting rights to compelling content. The Company believes that the principal competitive factors in attracting Internet users include the quality of service and the relevance, timeliness, depth and breadth of content and services offered. The Company also competes for the time and attention of Internet users with thousands of Web sites operated by businesses and other organizations, individuals, governmental agencies and educational institutions. For example, certain Web sites provide a collection of links to other Web sites with streaming media content. The Company expects competition to intensify and the number of competitors to increase significantly in the future. In addition, as the Company expands the scope of its content and services, it will compete directly with a greater number of Web sites and other media companies. Because the operations and strategic plans of existing and future competitors are undergoing rapid change, it is extremely difficult for the Company to anticipate which companies are likely to offer competitive services in the future.

The Company also competes with online services, other Web site operators and advertising networks, as well as traditional media such as television, radio and print for a share of advertisers' total advertising budgets. The Company believes that the principal competitive factors for attracting advertisers include the number of users accessing the Company's Web sites, the demographics of the Company's users, the Company's ability to deliver focused advertising and interactivity through its Web sites and the overall cost-effectiveness and value of advertising offered by the Company. There is intense competition for the sale of advertising on high-traffic Web sites, which has resulted in a wide range of rates quoted by different vendors for a variety of advertising services, making it difficult to project levels of Internet advertising that will be realized generally or by any specific company. Any competition for advertisers among present and future Web sites, as well as competition with other traditional media for advertising placements, could result in significant price competition. The Company believes that the number of companies selling Web-based advertising and the available inventory of advertising space have recently increased substantially. Accordingly, the Company may face increased pricing pressure for the sale of advertisements.

GOVERNMENTAL REGULATION

Although there are currently few laws and regulations directly applicable to the Internet, it is likely that new laws and regulations will be adopted in the United States and elsewhere covering issues such as privacy, pricing, sales taxes and characteristics and quality of Internet services. It is possible that governments will enact legislation that may be applicable to the Company in areas such as content, network security, encryption and the use of key escrow, data and privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, access charges and retransmission activities. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation and personal privacy is uncertain. The majority of such laws were adopted before the widespread use and commercialization of the Internet and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Any such export or import restrictions, new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase the Company's cost of doing business or increase the Company's legal exposure, which could have a material adverse effect on the Company's business, financial condition and results of operations.

On October 28, 1998, the "Digital Millennium Copyright Act" ("DMCA") affecting the performance of sound recordings by certain subscription and nonsubscription transmission services was enacted. The DMCA permits statutory licenses for the performance of sound recordings and for the making of ephemeral recordings to facilitate transmissions. Under these statutory licenses, the Company will be required to pay licensing fees for the performance of sound recordings by the Company in original and archived programming and through retransmissions of radio broadcasts. The DMCA does not specify the rate and terms of the statutory licenses, which will be determined either through voluntary inter-industry negotiations or arbitration. By distributing content over the Internet, the Company also faces potential liability for claims based on the nature and content of the materials that it distributes, including claims for defamation, negligence or copyright, patent or trademark infringement, which claims have been brought, and sometimes successfully litigated, against Internet companies. While the current law generally states that entities like the Company, which provide interactive computer services, shall not be treated as the publisher or speaker with respect to third party content they distribute, the scope of the law's definition and limitations on liability have not been widely tested in court. Accordingly, the Company may be subject to such claims. To protect itself from such claims, the Company maintains media liability insurance as well as general liability insurance. Additionally, in the Company's agreements with content providers, such content providers generally represent that they have the rights to distribute and transmit their programming on the Internet and, in most cases, indemnify the Company for liability based on a breach of such representations and warranties. The indemnification arrangements and the Company's media and general liability insurance may not cover all potential claims of this type or may not be adequate to indemnify the Company for any liability that may be imposed. Any liability not covered by indemnification or insurance or in excess of indemnification or insurance coverage could adversely affect the Company's business.

INTELLECTUAL PROPERTY

The Company regards its intellectual property as important to its success, and the Company relies on a combination of confidentiality and non-disclosure agreements and contractual provisions with its employees and with third parties to establish and protect its proprietary rights. There can be no assurance that these steps will be adequate.

The Company may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. If third parties hold trademark, copyright or patent rights that conflict with the business of the Company, then the Company may be forced to litigate infringement claims that could result in substantial costs to the Company. In addition, if the Company was unsuccessful in defending such a claim, it could adversely affect the Company's business. If third parties prepare and file applications in the United States that claim trademarks used or registered by the Company, the Company may oppose those applications and be required to participate in proceedings before the United States Patent and Trademark Office to determine priority of rights to the trademark, which could result in substantial costs to the Company. An adverse outcome in litigation or privity proceedings could require the Company to license disputed rights from third parties or to cease using such rights. Any litigation regarding the Company's proprietary rights could be costly and divert management's attention, result in the loss of certain of the Company's proprietary rights, require the Company to seek licenses from third parties and prevent the Company from selling its services. In addition, inasmuch as the Company plans to license a substantial portion of its content from third parties, its exposure to copyright infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of such licensed content. The Company will generally obtain representations as to the origins and ownership of such licensed content and will generally seek indemnification to cover any breach of any such representations; however, there can be no assurance that such representations will be accurate or given, or that such indemnification will adequately protect the Company.

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

EMPLOYEES

As of March 31, 2000, the Company has 3 full-time employees. None of the Company's employees are subject to a collective bargaining agreement and the Company believes that its relations with its employees are good.

COMPANY RISK FACTORS

LIMITED OPERATING HISTORY

The Company has not yet finished development of the streaming video products. We have a limited operating history on which to base an evaluation of the business and prospects. Our prospects must be considered in light of the risks, difficulties and uncertainties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as the market for Internet content, business services and advertising. These risks include our ability to:

       provide compelling and unique content to Internet users;

       successfully market and sell our business services;

       effectively develop new relationships with advertisers, content providers, business customers and advertising agencies;

       continue to develop and upgrade our technology and network infrastructure;

       respond to competitive developments;

       attract, retain and motivate qualified personnel.

Our operating results will be dependent on factors outside of our control, such as the availability of compelling content and the development of broadband networks that support multimedia streaming. There can be no assurance that we will be successful in addressing these risks, and failure to do so could have adversely affect our business.

POSSIBILITY OF CONTINUING LOSSES

We fully expect to continue to incur operating losses for the foreseeable future.

We cannot state with certainty when the Company will commence receiving revenue or that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, there can be no assurances that the company can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the business will be materially and adversely affected.

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

    - price competition or pricing changes in Internet streaming video services net advertising;

    - the seasonality of the content of our broadcasts, such as sporting and other events;

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

DEPENDENCE ON THIRD PARTY CONTENT PROVIDERS

Our future success depends upon our ability to aggregate and deliver compelling content over the Internet. We can create our own content, however, we will rely heavily on third party content providers, such as television stations and cable networks, businesses and other organizations, universities, film producers and distributors, and record labels for compelling and entertaining content. Our ability to maintain and build relationships with content providers is critical to our future success. Although many agreements with third party content providers may be for initial terms of more than two years, such agreements may not be renewed or may be terminated prior to the expiration of their terms if we do not fulfill our contractual obligations. Our inability to secure licenses from content providers or performance rights societies or the termination of a significant number of content provider agreements would decrease the availability of content that we can offer users. Such inability or termination may result in decreased traffic on our Web sites and, as a result, decreased advertising revenue, which could adversely affect our business.

Many agreements with content providers will be nonexclusive, and many of our competitors offer, or could offer, content that is similar to or the same as that obtained by us from such nonexclusive content providers. Such direct competition could adversely affect our business.

LICENSE FEES PAYABLE TO CONTENT PROVIDERS MAY INCREASE

License fees payable to content providers and performance rights societies and other licensing agencies may increase as competition for such content increases. There can be no assurance that content providers, performance rights societies or other licensing agencies will enter into prospective agreements with PhantomFilm on the same or similar terms as those currently in effect with competitors. If we are required to pay increased licensing fees, such increased payments could adversely affect our business.

We will be operating at a very early stage of development while our competitors have been rapidly evolving. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty and risk. Sales of our business services may require an extended sales effort in certain cases. In addition, potential customers must accept streaming video services as a viable alternative to face-to-face meetings, television or radio, audio teleconferences and video conferencing. Because the market for our specialized business services is new and evolving, it is difficult to predict the size of this market and its growth rate, if any. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if our Web sites do not achieve or sustain market acceptance, our business could be adversely affected.

WE ARE DEPENDENT ON THE ACCEPTANCE OF STREAMING MEDIA TECHNOLOGY

Our success depends on the market acceptance of streaming media technology provided by companies such as PhantomFilm, RealNetworks, GMV Network, Broadcast.com and Microsoft. Early streaming media technology suffered from poor audio quality, and video streaming at 28.8 kbps(thousands of bits per second) currently is of lower quality than television or radio broadcasts. In addition, congestion over the Internet and packet loss may interrupt audio and video streams, resulting in unsatisfying user experiences. In order to receive streamed media adequately, users generally must have multimedia PCs with certain microprocessor requirements and at least 28.8 kbps Internet access and streaming media software. Typically users have had to electronically download such software and install it on their PCs. Such installation may require technical expertise that some users do not possess. Furthermore, in order for users to receive most streaming media over corporate intranets, information systems managers may need to reconfigure such intranets. Because of bandwidth constraints on corporate intranets, some information systems managers may block reception of streamed media.

DEPENDENCE ON THE CONTINUED ACCEPTANCE OF THE INTERNET AS AN ADVERTISING
MEDIUM

A substantial amount of our future revenues from advertising for the foreseeable future, and demand and market acceptance for Internet advertising solutions is uncertain.

There are currently no set standards for the measurement of the effectiveness of Internet advertising, and the industry may need to develop standard measurements to support and promote Internet advertising as a significant advertising medium. If such standards do not develop, existing advertisers may not continue their levels of Internet advertising. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet. Our business would be adversely affected if the market for Internet advertising fails to develop or develops more slowly than expected.

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

GROWTH MAY BE A DETERENT TO SUCCESS

Our anticipated future growth could place a significant strain on our resources. As part of this growth, we will have to implement new operational and financial systems, procedures and controls.

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

A sudden and significant increase in traffic on our Web sites could strain the capacity of the hardware and telecommunications systems deployed or utilized by us, which could lead to slower response times or system failures. Our operations also are dependent upon receipt of timely feeds from our content providers, and any failure or delay in the transmission or receipt of such feeds could disrupt our operations.

We will be dependent upon Web browsers, Internet Service Providers ("ISPs") and online service providers ("OSPs") to provide Internet users access to our Web sites. Many of these providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

NETWORK IS SUBJECT TO SECURITY RISKS

Our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our Internet operations. ISPs and OSPs have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. We may be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches.

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

We compete for members, users and advertisers with the following types of companies:

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

DEPENDENCE ON CONTINUED GROWTH IN THE USE OF THE INTERNET AND STREAMING MEDIA CONTENT

Our market is new and rapidly evolving. Our business would be adversely affected if Internet usage does not continue to grow, particularly usage for multimedia information and entertainment and as a vehicle for commerce in goods and services. The Internet may not be accepted as a viable commercial medium for "no-download required" streaming multimedia content, if at all, for a number of reasons, including:

    - potentially inadequate development of the necessary infrastructure,

    - inadequate development of enabling technologies,

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

OUR BUSINESS IS DEPENDENT ON OUR KEY PERSONNEL

Our future success depends to a significant extent on the continued services of our technical people and other key personnel. The loss of the services of these people or certain other key employees, would likely have a significantly detrimental effect on our business.

We do not maintain "key person" life insurance for any of our personnel. Our future success also depends on our continuing to attract, retain and motivate highly skilled employees.

COMPETITION FOR PERSONNEL IN OUR INDUSTRY IS INTENSE

We may be unable to retain key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.

OUR STOCK PRICE MAY CONTINUE TO BE SUBJECT TO SIGNIFICANT VOLATILITY

The trading price of our Common Stock has been and may continue to be subject to wide fluctuations. Trading prices of the Common Stock may fluctuate in response to a number of factors, many of which are beyond our control. In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may adversely affect the market price of the Common Stock, regardless of our operating performance.

SHARES ELIGIBLE FOR PUBLIC SALE COULD ADVERSELY AFFECT OUR STOCK PRICE

As of March 31, 2000, there were outstanding 7,083,142 shares of our Common Stock. As of March 31, 2000, 4,525,940 of these shares were held by existing stockholders as "restricted securities" and will become eligible for sale only if registered or if they qualify for an exemption from registration under Rules 144 or 701 under the Securities Act. Sales of a large number of shares could have an adverse effect on the market price of our common stock.

The stockholders have no restrictions on selling any of our securities held by them, other than as provided under applicable securities laws. In addition, certain stockholders can require us to register our securities they own for public sale. Any sales by these stockholders could adversely affect the trading price of our common stock.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company's executive offices are located in Vancouver, B.C., Canada in a 4,000 square foot facility that we sub-lease. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

The Company, PhantomFilm.com, currently is neither a party to nor does it have any property which is subject to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 11th, 1999, the Company held an Annual Meeting of Shareholders at its head office in Vancouver, British Columbia, Canada to approve (1) a reverse split of the issued and outstanding shares of the Company's common stock in the ratio of one share for 10, with fractional shares rounded up to the nearest whole share and with appropriate adjustments in the stated capital and additional paid-in capital accounts of the Company; (2) To amend the Company's Articles of Incorporation to change the Company's name from "Panther Resources Ltd." to "PhantomFilm.com" and (3) To amend the Company's Articles of Incorporation to decrease the par value of its preferred shares from one dime ($0.10) per share to one mill ($0.001) per share.

Each of the foregoing proposals were approved by the shareholders at the Annual Meeting with a majority percentage in excess of ninety-eight percent (98%) of the shares voted at the meeting.


                        PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Shareholders

At March 31, 2000 there were 1141 shareholders of record of the Company's common stock.

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

The reported bid prices reflect the 1 for 10 stock split that occurred on March 1, 1997, the 1 for 20 reverse stock split that occurred on March 22, 1997 and the 1 for 10 reverse stock split that occurred in June, 1999.


      Calendar Year          Quarter             High      Low

    1997                April   June             3.28      0.25
                        July   Sept.             2.05      0.15
                        Oct.   Dec.              1.75      0.40625

    1998                Jan.   March             0.01      0.001
                        April   June                       0.22
                        July   Sept.             0.27      0.06
                        Oct.   Dec.              0.26      0.05

    1999                Jan.   March             1.015     0.23
                        April   June             0.1094    0.0625
                        July   Sept.             0.875     0.2656
                        Oct.   Dec.              0.2188    0.0938


    2000                Jan.   March             0.875     0.0938


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

Recent Sales of "Unregistered" Securities

The following unregistered securities have been issued since April 1st, 1999 and are previously disclosed in the appropriate 10-QSB's or 8-K filings indexed at the end of this document unless otherwise noted:
                                      Offering
    Date      No. of Shares  Title     Price     Rule Reason

    May 17/98   76,300        Common    $0.25     144  Debt Settlement
    May 11/99  500,000        Common    $0.46     144  Staff Compensation
    May 31/99  712,842        Common    $0.50     144  Private Placement
    May 31/99  437,500        Common    $0.40     144  Staff Compensation
    June 29/99 250,000        Common    $0.25     144  License Agreement
    July 1/99  300,000        Common    $0.50     144  Private Placement


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis contains forward-looking statements within the meaning of Federal securities law.
You can identify these statements because they use forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "believe," "intend," or other similar words. These words, however, are not the exclusive means by which you can identify these statements. You can also identify forward-looking statements because they discuss future expectations, contain projections of results of operations or of financial conditions, characterize future events or circumstances or state other forward-looking information. We have based all forward-looking statements included in Management's Discussion and Analysis on information currently available to us, and we assume no obligation to update any such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results could differ materially from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, among others:

        - our limited operating history;

        - our dependence on third party providers of content;

        - our dependence on the acceptance of streaming media technology;

        - our dependence on the continuing acceptance of the Internet as an advertising medium;

        - our potential inability to manage our growth; and

        - intense competition for Internet broadcasting and services;

In evaluating our business, investors should carefully consider the information set forth above in "Item 1A. Company Risk Factors." We caution investors that our business and financial performance are subject to substantial risks and uncertainties. The following Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

INTRODUCTION

In Management's Discussion and Analysis, we explain the general financial condition and the results of operations for PhantomFilm.com and its subsidiaries including:

      what factors affect our business;

      how all of the above affects our overall financial condition; and

      where cash will come from to provide working capital and to pay for future capital expenditures.

OVERVIEW

From our inception through March 31, 2000, we have had no revenues and our operating activities consisted primarily of investing in mineral properties.

During the past year, the Company faced a number of obstacles including lack of funding, difficulty in finding qualified personnel and a downtrend in the technology markets. To maintain its operations the Company requires minimal funding which has been provided by the Directors.

The Company is seeking new business ventures and marketing alliances that are complimentary to our video business model. The likelihood of the company completing on future financings, if it has a viable growing business is good.

Future sales of business services related to streaming media content and advertising are projected to be the main sources of our revenues.

We have incurred significant losses since inception and, as of March 31,
2000, had a loss from operations of approximately $796,123.   We believe
that our success will depend largely on our ability to compete as a source for streaming media programming and business services on the Web.
Accordingly, we intend to:

    - develop our sales and marketing;

    - acquire media content and hosting services; and

    - continue the development of our streaming video.

We expect to continue to incur operating losses for the foreseeable future.

1. NATURE OF BUSINESS

PhantomFilm.com is developing streaming video technology that is 100% browser based. We intend to be able to deliver movies and live interactive video through the browser without plugins or download, required by most of the competitor's technologies. There will be no lengthy wait for PhantomFilm's technology to initialize and start, as there is "no-plugins" used by competitors like Geo's Emblaze. Phantom-Film's web video will use a larger screen (frame) and a greater frame rate than the competitions'. PhantomFilm's technology works by adjusting its bandwidth requirements intelligently and dynamically and its codec (compression- decompression code) avoids the pixelization that plagues other web video products. PhantomFilm intends to be the first web video product to coordinate and control actions within the rest (the non-video portion) of the browser with the frame number of the video stream, a multimedia slide show in synch with the video.

In short PhantomFilm's web video could become the "best of breed."

PhantomFilm's revenue model is to license the technology to web TV and radio stations and other sites which might have an interest. Also to sell infomercial space using the technology on PhantomFilm's home page and to produce video content.

Revenue Model
==============

Rate of $1 per stream per month.
License to existing Web Radio and Broadcast/News sites
Turnkey sites for radio and tv stations not already broadcasting
License to companies wanting to put streaming infomercials up
License to advertising agencies
License self contained video adds capability to portals
License to auction sites for live auctions
Produce infomercials and music videos for people

Technology Details
==================

PhantomFilm's technology consists of a compression and stream server sitting at the licensee's site, and a lightweight display applet which executes on the client browser.

PhantomFilm is still in the development stage. Initially we expected to deploy a marketable product by June, 2000, however we do not yet have a marketable product that works with all computer configurations.

PhantomFilm's development plan is scheduled to be completed in two stages. The goals of stage one are to clean up and improve its existing alpha applet/server code. Particularly PhantomFilm desires in Stage 1 to achieve instant download of the applet and good quality at a 320x240 pexel frame size and 10 fps (frames per second). The in-stant downloads are working. A little more cleanup on the code and some optimization are all that is necessary to enhance the quality of the video. No plugins and no wait. However the quality of the video at 56k still needs major work.

Another problem with the quality is the high CPU/video card load -- although the video applet does not come close to maxing out the cpu on a high end machine, on an old non mmx 200mhz machine it runs very slowly,
pegging the cpu at 100% and hogging all the cycles.   On machines with old
cheap video cards it does not run at all. The solution to this is to first attack the applet with profilers (JProbe and OptimizeIt) to determine what method calls are pegging the CPU. Then to work around these bottlenecks in the code, redesigning to keep CPU utilization to a minimum. The code is over-reliant on the mmx integer graphics extensions and also making graphics calls at too high a level. Then to move some of the frame composition and triple buffering into the applet and not rely on the cpu and the graphics card to do it automatically.

Another problem with the current pre-release applet/server is dynamically variable client-side bandwidth -- PhantomFilm's current applet assumes that on a 56k line the client can get a steady 40k of bandwidth. This turns out not to be the case. Client bandwidth varies all over the map during a session. Bandwidth can and does drop below
5kbps for tens of seconds at a time. When this happens the buffer is emptied and the video pauses or becomes slow and jerky. Right now PhantomFilm caches at least the first 8 seconds of video to start off and also starts all videos with easily compressible shots so that the cache can fill with more that eight seconds of video in less than eight seconds. Right now a second buffer is being added so that every video can be started out with a pre-cached 30 second PhantomFilm (or one of its clients) advertisement. That way while that is playing the first thirty seconds of the video can be buffered instead of only eight. This will help enormously but for a long video (say a movie or live sports event) will not be enough. What has to be done in that case is to monitor the bandwidth and optimally reduce the frame rate when the buffer gets low. This requires the server, based on information about the buffer and its rate of depletion collected on the client, to reduce the number of frames being sent (and to change the frame rate hints telling the client how fast to play it) in times of low bandwidth. This is not as easy on the server side as it sounds. First only the pixels that have changed since the last frame are sent in a frame. That constrains
(without vastly more complex hinting) frame merging to integer multiples (so our 10fps can go only to 5,3.3,2.5,2...). Also frame merging leaves less than a proportional reduction -- going from 10 to 5 fps cuts about 35% not 50% on the bandwidth required. Also the cost of the frame-rate reduction is different in different parts of the video. During times of lots of motion it hurts us more to reduce the frame rate than at times of little movement. Fortunately this cost can be modeled mathematically. PhantomFilm will set up our server-side component to mathematically optimally feed frames to the client so that there is no bandwidth induced pauses or slowness/choppiness.

A final problem to be addressed in Stage 1 of the development plan are Voice/video sync problems in the current applet. This is entirely due to PhantomFilm separating the audio and video buffers. In the long run this separation is for the best as it allows PhantomFilm to market a net radio product and also to apply an audio optimal codec to the audio instead of just using the video codec. All that is needed to solve this problem is to add frame number markers to the audio stream to keep it in sync.

In stage 2 of the development process, we will rewrite codec and perform other tricks to increase the size to full screen and 30 frames per second. Work on rewriting the codec is already far advanced but not complete. PhantomFilm will replace the current cyclic compression/decompression algorythm with an ad hoc collection of fractal, wavelet, pct and vector quantization methods. This, along with adding buffers and separating each video into z-index layers (using the optimal codec on each layer), should take the PhantomFilm applet to full screen, hi res 10fps.

Additionally as part of Stage 2, we will add code in the applet to interpolate between frames using a compact distortion metric to achieve the 30fps. This is a fairly easy way to achieve high frame rates.

To advance the completion of the video department we are actively seeking programmers. In addition we are seeking new business ventures and marketing alliances that are complimentary to our video business model.

Holding Company Structure Risks

The Company currently conducts, and will continue to conduct, all of its operations through subsidiaries. The Company's ability to obtain dividends or other distributions from its subsidiaries may be subject to, among other things, restrictions on dividends under applicable local law and foreign currency exchange regulations in the jurisdictions in which the subsidiaries operate. The subsidiaries' ability to pay dividends or make other distributions to the Company may also be subject to their having sufficient funds from their operations legally available for the payment thereof which are not needed to fund their operations, obligations or other business plans. In the event of a subsidiary's liquidation, there may not be assets sufficient for the Company to recoup its investment therein.

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

ITEM 7. FINANCIAL STATEMENTS

    Financial Statements for the year ended March 31, 2000

    Independent Auditors Report

    Consolidated Balance Sheet  - March 31, 2000

    Consolidated Statement of Operations for the period ended March 31, 2000

    Consolidated Statements of Stockholders Equity to March 31, 2000

    Consolidated Statements of Cash Flows to March 31, 2000

    Notes to Consolidated Financial Statements

                         PHANTOMFILM.COM
                (Formerly Panther Resources Ltd.)
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                     March 31, 2000 and 1999

                         C O N T E N T S



Independent Auditors' Report                                        3

Consolidated Balance Sheet                                          4

Consolidated Statements of Operations                               6

Consolidated Statements of Stockholders' Equity (Deficit)           7

Consolidated Statements of Cash Flows                              11

Notes to the Consolidated Financial Statements                     13

INDEPENDENT AUDITORS' REPORT


The Board of Directors
PhantomFilm.com
(Formerly Panther Resources Ltd.)
(A Development Stage Company)
Vancouver, B.C. Canada

We have audited the accompanying consolidated balance sheet of PhantomFilm.com (formerly Panther Resources Ltd.) (a development stage company) as of March 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2000 and 1999 and from inception on November 10, 1995 through March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PhantomFilm.com (formerly Panther Resources Ltd.) (a development stage company) as of March 31, 2000 and the consolidated results of their operations and their cash flows for the years ended March 31, 2000 and 1999 and from inception on November 10, 1995 through March 31, 2000 in conformity with generally accepted accounting principles.

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



HJ & Associates, LLC
Salt Lake City, Utah
June 22, 2000

                         PHANTOMFILM.COM
                (Formerly Panther Resources Ltd.)
                  (A Development Stage Company)
                    Consolidated Balance Sheet

                              ASSETS

                                                                March 31,
                                                                  2000
CURRENT ASSETS

 Cash                                                $              2,499
 Prepaid expenses                                                  10,677

  Total Current Assets                                             13,176

FURNITURE AND EQUIPMENT, NET (Note 4)                              -

OTHER ASSETS

 Mineral properties (Note 5)                                       -

  Total Other Assets                                               -

TOTAL ASSETS                                       $             13,176

                         PHANTOMFILM.COM
                (Formerly Panther Resources Ltd.)
                  (A Development Stage Company)
              Consolidated Balance Sheet (Continued)

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                            March 31,
                                                              2000
CURRENT LIABILITIES

 Accounts payable                                    $             27,967
 Reserve for discontinued operations (Note 6)                     205,676

  Total Current Liabilities                                       233,643

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock: 10,000,000 shares authorized of $0.001 par value,
  2,000,000 shares issued and outstanding                           2,000
 Common stock: 100,000,000 shares authorized of $0.001 par value,
  7,083,142 shares issued and outstanding                           7,083
 Additional paid-in capital                                    11,476,303
 Deficit accumulated during the development stage             (11,705,853)

  Total Stockholders' Equity (Deficit)                           (220,467)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $   13,176

                         PHANTOMFILM.COM
                (Formerly Panther Resources Ltd.)
                  (A Development Stage Company)
              Consolidated Statements of Operations
                                                                    From
                                                               Inception on
                                                                November 10,
                                      For the Years Ended       1995 Through
                                          March 31,              March 31,
                                   2000               1999          2000

REVENUES                      $        -        $       -     $       -

EXPENSES

 Depreciation and amortization     170,538              -         170,538
 General and administrative        625,585              -         625,585

         Total Expenses            796,123              -         796,123

LOSS FROM OPERATIONS              (796,123)             -        (796,123)

LOSS FROM DISCONTINUED
 OPERATIONS (Note 6)                   -         (6,031,215)  (10,909,730)

NET LOSS                          (796,123)      (6,031,215)  (11,705,853)

OTHER COMPREHENSIVE (LOSS)

 Foreign currency translation          -           (268,031)          -

 Total Other Comprehensive (Loss)      -           (268,031)          -

NET COMPREHENSIVE LOSS        $   (796,123)    $ (6,299,246)$ (11,705,853)

BASIC LOSS PER SHARE OF
 COMMON STOCK                 $      (0.06)    $      (0.16)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING             13,588,316        3,764,014

                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                        (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)

                                                                   Additional
                                  Preferred Stock    Common Stock    Paid-In
                                   Shares   Amount  Shares  Amount   Capital


Balance at November 10, 1995
  (Inception)                         -    $   -       -   $   -   $      -
Common stock issued for cash at
  approximately $0.00 per share       -        -       -       -          -

Currency translation adjustment       -        -       -       -          -

Net loss for the year ended
  March 31, 1996                      -        -       -       -          -

Balance, March 31, 1996               -        -       -       -          -

Common stock issued for cash at
  approximately $3.80 per share       -        -   288,500     288  1,089,199

Common stock issued for services
  at approximately $7.60 per share    -        -    11,500      12     87,544

Currency translation adjustment       -        -       -       -          -

Net loss for the year ended
  March 31, 1997                      -        -       -       -          -

Balance, March 31, 1997               -    $   -   300,000 $   300 $1,176,743

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


                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                        (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                    Preferred Stock        Common Stock
                                   Shares     Amount     Shares     Amount


Balance, March 31, 1997                -       $     -      300,000        300

Recapitalization (Note 1)              -             -    1,230,899      1,231

Common stock issued for cash at
approximately $3.60 per share          -             -      610,761        611

Common stock issued for services
at approximately $3.60 per share       -             -      336,650        336

Issuance of warrants                   -             -          -          -

Common stock issued for debt at
approximately $2.60 per share          -             -      382,800        383

Common stock issued for mineral
properties at $10.00 per share         -             -       55,000         55

Preferred stock issued for
services at $1.80 per share      2,000,000       200,000        -          -

Currency translation adjustment        -             -          -          -

Net loss for the year ended
March 31, 1998                         -             -          -          -

Balance, March 31, 1998          2,000,000       200,000  2,916,110      2,916


<CONTINUED>

                                                                  Deficit
                                                                 Accumulated
                           Additional    Stock        Other      During the
                            Paid-In  Subscription Comprehensive Developmental
                            Capital   Receivable  Income (Loss)     Stage


Balance, March 31, 1997          1,176,743     $     -      7,312$ (1,545,938)

Recapitalization (Note 1)          392,831           -         -          -

Common stock issued for cash at
approximately $3.60 per share    2,821,516      (100,000)      -          -

Common stock issued for services
at approximately $3.60 per share 1,179,290      (154,281)      -          -

Issuance of warrants                17,220           -         -          -

Common stock issued for debt at
approximately $2.60 per share      995,336           -         -          -

Common stock issued for mineral
properties at $10.00 per share     549,945           -         -          -

Preferred stock issued for
services at $1.80 per share        160,000           -         -          -

Currency translation adjustment        -             -     260,719        -

Net loss for the year ended
March 31, 1998                         -             -         -    3,332,577

Balance, March 31, 1998          7,292,881      (254,281)  268,031 (4,878,515)


                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                        (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                               Preferred Stock           Common Stock
                                 Shares     Amount      Shares     Amount


Balance, March 31, 1998           2,000,000 $  200,000  2,916,110  $    2,916

Common stock issued for cash at
approximately $1.40 per share           -          -      856,333         856

Common stock issued for services
 at approximately $1.50 per
 share                                  -          -    1,022,717       1,023

Receipt of subscription
 receivable                             -          -          -           -

Common stock issued for debt at
 approximately $2.00 per share          -          -       12,000          12

Currency translation adjustment         -          -          -           -

Net loss for the year ended
 March 31, 1999                         -          -          -           -

Balance, March 31, 1999           2,000,000 $  200,000  4,807,160  $    4,807



<CONTINUED>

                                                                  Deficit
                                                                  Accumulated
                           Additional    Stock       Other        During the
                            Paid-in   Subscription  Comprehensive Development
                            Capitol   Receivable    Income (Loss) Stage

Balance, March 31, 1998         $7,292,881  $(254,281) $ 268,031  $(4,878,515)

Common stock issued for cash at
approximately $1.40 per share    1,223,424        -          -            -

Common stock issued for
services at approximately
$1.50 per share                  1,494,199        -          -            -

Receipt of subscription
 receivable                            -      254,281        -            -

Common stock issued for debt at
 approximately $2.00 per share      23,988        -          -            -

Currency translation adjustment        -          -     (268,031)         -

Net loss for the year ended
 March 31, 1999                        -          -          -     (6,031,215)

Balance, March 31, 1999        $10,034,492        -          -    (10,909,730)


                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                        (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                  Preferred Stock         Common Stock
                                 Shares     Amount       Shares    Amount


Balance, March 31, 1999           2,000,000 $  200,000   4,807,160 $    4,807

Common stock issued for debt
 at $2.50 per share                     -          -       736,196        736

Common stock issued for cash
 at $0.50 per share                     -          -       100,000        100

Common stock issued for services
 at approximately $0.46 per share       -          -     1,192,286      1,192

Common stock issued for License
at $0.50 per share (unaudited)          -          -       250,000        250

Cancellation of common stock            -          -        (2,500)        (2)

Change in preferred stock at par
value                                   -     (198,000)        -          -

Net loss for the year
ended March 31, 2000                    -          -           -          -

Balance, March 31, 2000           2,000,000 $  200,000   7,083,142 $    7,083


<CONTINUED>


                                                                   Deficit
                                                                   Accumulated
                          Additional     Stock         Other       During the
                          Paid-in     Subscription  Comprehensive  Development


Balance, March 31, 1999        $10,034,492 $     -     $     -   $(10,909,730)

Common stock issued for debt
 at $2.50 per share                520,210       -           -            -

Common stock issued for cash
at $0.50 per share                  49,900       -           -            -

Common stock isued for services
at approximately $0.46 per share   552,699       -           -            -

Common stock issued for
License at $0.50 per share         124,750       -           -            -

Cancellation of common stock        (3,748)      -           -            -

Change in preferred stock at
par value                          198,000       -           -            -
Net loss for the year
ended March 31, 2000                   -         -           -       (796,123)

Balance, March 31, 2000        $11,476,303    $  -        $  -   $(11,705,853)

<PAGE.

                         PHANTOMFILM.COM
                (Formerly Panther Resources Ltd.)
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                                                                    From
                                                               Inception on
                                                                November 10,
                                      For the Years Ended       1995 Through
                                          March 31,              March 31,
                                   2000               1999          2000
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                       $   (796,123)   $(6,031,215)  $ (11,705,853)
 Adjustments to reconcile net
 loss to net cash used
 by operating activities:
   Depreciation and amortization
   expense                           170,538         14,554         194,021
   Stock issued for services         550,150      1,495,222       3,518,273
   Bad debt expense                      -              -           224,941
   Write-off mineral property            -        3,465,386       3,914,434
   Issuance of warrants                  -              -            17,220
   Currency translation adjustment       -         (168,626)       (168,626)
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts
   receivable                            -              -          (213,312)
   (Increase) decrease in deposits
   and prepaid expenses               36,502         (3,521)        (96,042)
   Increase (decrease) in cash
   overdraft                             -          (22,245)            -
   Increase (decrease) in accounts
   payable                            (8,650)       (56,759)        158,240
   Increase (decrease) in management
   fee payable                           -          (26,371)            -
   Increase in reserve for
   discontinued operations               -          258,161         258,161

    Net Cash (Used) by Operating
    Activities                       (47,583)    (1,075,414)     (3,898,543)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                -              -          (149,014)
 Purchase of mineral property and deferred
  exploration costs                      -         (526,313)     (2,762,539)

    Net Cash (Used) by Investing
    Activities                           -         (526,313)     (2,911,553)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from common stock           50,000      1,478,561       5,340,175
 Proceeds on notes payable               -          123,248       1,472,420

    Net Cash Provided by Financing
    Activities                        50,000      1,601,809       6,812,595

NET INCREASE IN CASH                   2,417             82           2,499

CASH AT BEGINNING OF PERIOD               82            -               -

CASH AT END OF PERIOD             $    2,499       $     82      $    2,499

                         PHANTOMFILM.COM
                (Formerly Panther Resources Ltd.)
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                                                                    From
                                                               Inception on
                                                                November 10,
                                      For the Years Ended       1995 Through
                                          March 31,              March 31,
                                   2000               1999          2000

CASH PAID FOR:

 Interest                      $          -      $     -      $       -
 Income taxes                  $          -      $     -      $       -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for
 acquisition                   $          -      $     -      $  394,062
 Common stock issued for debt
 conversion                    $     191,000     $   24,000   $1,210,719
 Common stock issued for
 mineral properties            $     550,000     $     -      $  550,000
 Common stock issued for
 services                      $     550,150     $1,495,222   $3,518,273
 Common stock issued for
 license                       $     125,000     $     -      $  125,000

                         PHANTOMFILM.COM
                (Formerly Panther Resources Ltd.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2000 and 1999

NOTE 1 -  ORGANIZATION AND HISTORY

The consolidated financial statements presented are those of Panther Resources Ltd. (the Company). The Company was originally incorporated as Thermacor Technology, Inc. on September 21, 1984 under the laws of the State of Nevada. On March 26, 1997, the Company changed its name to Golden Panther Resources, Ltd. and on March 10, 1998, the Company changed its name to Panther Resources Ltd. On June 11, 2000, the Company changed its name to PhantomFilm.com.

Golden Panther Resources Ltd. (premerger) (GPR) was incorporated under the Company Act of British Columbia on November 10, 1995 as 508556 B.C. Ltd. and changed its name to Golden Panther Resources Ltd. on March 28, 1996.

On April 2, 1997, Panther Resources Ltd. and Golden Panther Resources, Ltd. completed an Agreement and Plan of Reorganization whereby the Company issued 300,000 shares of its common stock in exchange for all of the outstanding common stock of GPR. Immediately prior to the Agreement and Plan or Reorganization, the Company had 1,230,890 shares of common stock issued and outstanding.

The acquisition was accounted for as a recapitalization of GPR because the shareholders of GPR controlled the Company after the acquisition. Therefore, GPR is treated as the acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of GPR in the exchange. The Company is the acquiring entity for legal purposes and GPR is the surviving entity for accounting purposes. On March 1, 1997, the Company completed a reverse stock split of 1-for-10 shares. On March 22, 1997, the shareholders of the Company authorized a reverse stock split of 1-for-20 shares. On June 11, 2000, the shareholders of the Company authorized a reverse stock split of 1-for-10 shares. All references to common stock have been retroactively restated.

NOTE 2- SIGNIFICANT ACCOUNTING POLICIES

a.  Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 year end.

b.  Cash and Cash Equivalents

Cash equivalents include short term, highly liquid investments with maturities of three months or less at the time of acquisition.

                         PHANTOMFILM.COM
                (Formerly Panther Resources Ltd.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2000 and 1999


NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.  Basic Loss Per Share


                                              For the Year Ended
                                                March 31, 2000

                                 Loss              Shares         Per Share
                             (Numerator)       (Denominator)        Amount

          $                   (796,123)         13,588,316       $ (0.06)


                                              For the Year Ended
                                                March 31, 1999

                                Loss               Shares         Per Share
                            (Numerator)        (Denominator)        Amount

          $                 (6,299,246)          3,764,014       $ (0.16)

  The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

  d.  Provision for Taxes

  At March 31, 2000, the Company had net operating loss carryforwards of approximately $4,200,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the consolidated financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation account of the same amount.

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

  f.  Preferred Stock

  The Company has authorized 10,000,000 shares of preferred stock, par value $0.001 per share. 2,000,000 shares of the preferred stock have been issued as a Class A issuance. Each share is convertible into 5 shares of common stock at $0.10 per share.

                         PHANTOMFILM.COM
                (Formerly Panther Resources Ltd.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2000 and 1999


NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  h.  Title to Mineral Properties

  Although it is the Company's policy to confirm the validity of its rights to title to, or contract rights with respect to, each mineral property in which it has a material interest, there is no guarantee that title to its properties will not be challenged or impugned. Title insurance generally is not available, and the Company's ability to ensure that it has obtained secure claim to individual mineral properties or mining concessions may be severely constrained. The Company has conducted surveys of all of the claims in which it holds direct or indirect interests and, therefore, the precise area and location of such claims is not in doubt. All mineral properties have a full allowance because of the doubtful nature of future cash flows.

                         PHANTOMFILM.COM
                (Formerly Panther Resources Ltd.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2000 and 1999


NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

  i.  Concentrations of Risk - Foreign Operations

  The Company has conducted exploration activities in countries with developing economies, including Mexico and Indonesia. Both of these countries have experienced recently, or are experiencing currently, economic or political instability. Hyperinflation, volatile exchange rates and rapid political and legal change, often accompanied by military insurrection, have been common in these and certain other emerging markets in which the Company may conduct operations. The Company may be materially adversely affected by possible political or economic instability in any one or more of those countries. The risks include, but are not limited to terrorism, military repression, expropriation, changing fiscal regimes, extreme fluctuations in currency exchange rates, high rates of inflation and the absence of industrial and economic infrastructure. Changes in mining or investment policies or shifts in the prevailing political climate in any of the countries in which the Company conducts exploration and development activities could adversely affect the Company's business. Operations may be affected in varying degrees by government regulations with respect to production restrictions, price controls, export controls, income and other taxes, expropriation of property, maintenance of claims, environmental legislation, labor, welfare benefit policies, land use, land claims of local residents, water use and mine safety. The effect of these factors cannot be accurately predicted. Currently, the Company is not conducting operations in Mexico or Indonesia.

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

  l.  Fair Value of Financial Instruments

  As at March 31, 2000, the fair value of cash, accounts receivable and accounts and advances payable including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

                         PHANTOMFILM.COM
                (Formerly Panther Resources Ltd.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2000 and 1999


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

  m.  Principles of Consolidation

  The consolidated financial statements include the accounts of PhantomFilm.com, Golden Panther Resources, Incorporated, Golden Panther Investments, Ltd. and Panther Group, Ltd. All significant intercompany accounts have been eliminated.

  n.  Change in Accounting Principles

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement had no material impact on the Company's consolidated financial statements.

NOTE 3 - GOING CONCERN

  The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company intends to develop business on the internet. In the interim, management is committed to meeting the operational cash flow needs of the Company.

NOTE 4 - FURNITURE AND EQUIPMENT

                                                        2000

                                                    Accumulated    Net Book
                                        Cost       Depreciation      Value

        Office furniture and equipment $  71,260   $   71,260     $     -

                                        $  71,260   $   71,260     $     -

        During the years ended March 31, 1999 and 1998, the Company expensed $45,538 and $14,554 in depreciation, respectively. These amounts are included in loss from discontinued operations.

                         PHANTOMFILM.COM
                (Formerly Panther Resources Ltd.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2000 and 1999


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

                         PHANTOMFILM.COM
                (Formerly Panther Resources Ltd.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2000 and 1999

NOTE 6 - LOSS FROM DISCONTINUED OPERATIONS

On March 31, 1999, the Board of Directors of the Company decided to discontinue the mining operations due to a lack of funding and low precious metal prices. The following is a summary of the loss from discontinued operations.

                                                                   From
                                                    For         Inception on
                                                 The Year        November 10,
                                                   Ended        1995 Through
                                                 March 31,        March 31,
                                                  1999               1999

        REVENUES                               $   -                $     -

        EXPENSES

         General and administrative            2,720,444           6,923,450
         Depreciation                             14,554              23,483

          Total Expenses                       2,734,998           6,946,933

        LOSS FROM OPERATIONS                  (2,734,998)         (6,946,933)

        OTHER INCOME (EXPENSE)

         Currency translation income             168,626             168,626
         Write-off of mineral property        (3,465,386)         (3,914,434)
         Bad debt expense                              -            (224,941)
         Interest income                             543               7,952

          Total Other Income (Expense)        (3,296,217)         (3,962,797)

        NET LOSS                             $(6,031,215)       $(10,909,730)

        BASIC LOSS PER SHARE OF
         COMMON STOCK                        $     (0.16)

        FULLY DILUTED LOSS PER SHARE
         OF COMMON STOCK                     $     (0.16)

The Company had liabilities of $205,676 which are associated with the discontinued operations. No income tax benefit has been attributed to the loss from discontinued operations.

                         PHANTOMFILM.COM
                (Formerly Panther Resources Ltd.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2000 and 1999


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease

The Company has a month-to-month office lease agreement which calls for payments of $6,292 per month.

Licensing Agreement

The Company has signed a non-exclusive Licensing Agreement with Alphatrade.com which will require the following issuances of the Company's common stock:

                 Date                               Amount

                 June 29, 2000                           90,000
                 June 29, 2001                           80,000
                 June 29, 2002                           70,000
                 June 29, 2003                           60,000
                 June 29, 2004                           50,000
                 June 29, 2005 and ever year thereafter  50,000

The share issuances are contingent on receiving a commercial product from Alphatrade.com.

NOTE 8 - OPTIONS AND WARRANTS

The Company has authorized a 1997 and 1998 Stock Option Plan:

            Exercise     Number      Number     Number     Number
             Price     Authorized   Exercised  Canceled Outstanding

1997 Plan    $ 0.20    2,222,000   2,222,000       -         -
1997 Plan    $ 0.50    1,328,000   1,328,000       -         -

1998 Plan    $ 0.08      800,000     800,000       -         -
1998 Plan    $ 0.08    1,100,000   1,100,000       -         -
1998 Plan    $ 0.30    1,260,000   1,201,500    58,500       -
1998 Plan    $ 0.50      200,000         -      200,000       -
1998 Plan    $ 0.70      240,000         -      240,000      -
1998 Plan    $ 0.75      200,000         -      200,000      -

                         PHANTOMFILM.COM
                (Formerly Panther Resources Ltd.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2000 and 1999


NOTE 8 - OPTIONS AND WARRANTS (Continued)

The Company has the following outstanding warrants:

    Number of  Exercise    Number       Number         Expiration
     Warrants    Price    Exercised   Outstanding         Date

      7,500   $    0.50       -         7,500         July 26, 2002
      7,500   $    0.50       -         7,500         Dec. 11, 2002
    186,400   $    0.50       -       186,400         Apr. 13, 2005
    187,500   $    0.50       -       187,500         July 17, 2005
      5,000   $    0.50       -         5,000         July 17, 2002
    100,000   $   10.00       -       100,000         October 3, 2000
    100,000   $    0.50       -       100,000         October 3, 2003
    500,000   $    0.50       -       500,000         February 15, 2005
    712,842   $    0.50       -       712,842         May 31, 2005
    100,000   $    0.50       -       100,000         July 1, 2005
    200,000   $    0.50       -       200,000         July 1, 2005

The warrants were repriced on June 24, 1999. The exercise price exceeded the trading price of the stock. Accordingly, no compensation expense was recorded.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                             PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the executive officers and directors of the Company:

    Name                  Age      Position

    Gordon Muir           46      Founder, Chairman of the Board, Director
    Penny Perfect*        46      Founder,  Director
    Victor Cardenas*      49      President, Director
    Katharine Johnston*   46      Vice-President, Director

    *  Member of the audit committee

VICTOR D. CARDENAS has served as a Director since September 29, 1998 and served as President from March 5, 2000 to date. For over thirty years Mr. Cardenas has been a Senior Level Manager with IBM and as such has been involved in marketing, sales and computer software systems development. He is currently a Utilities Industry Executive. Mr. Cardenas holds a Bachelors Degree in Electrical Engineering from IPN in Mexico City, Mexico and has attended a one year accelerated Business Management program in New York. He has also taken business education courses at Harvard University and Cambridge University, UK.

GORDON MUIR is a founding Director and serves as the Chief Executive Officer and Chairman. Mr. Muir is an independent investor and business consultant. He was the founder of Navmaster Technologies, a company credited with developing the first GPS charting systems for the Marine Industry that relied on optical imaging instead of expensive and cumbersome computers. He has over fifteen years experience in senior level management in a variety of business mainly in the automotive and industrial industries.

PENNY PERFECT is a founding Director and served as President until March 5, 2000. Previously Ms. Perfect was the President of her own firm which was involved in providing Public Relations and Investment Banking services for early stage development companies. Prior to establishing her own firm, Ms. Perfect was a stockbroker for over five years with a firm specializing in venture capital and capital pool financings. She was also involved in many aspects of tax advantaged investment products from structuring to actually raising the capital for the project. These projects involved restaurants, hotel operations, franchises, apartment blocks, mining companies, wineries, medical companies and many others. Ms. Perfect has a Bachelor of Education from the University of Alberta, Canada. She has ten years of study in the field of Neuro-Linquistic Programming.

KATHARINE JOHNSTON is a founding Director and is the Vice-President. Previously Mrs. Johnston was the President and owner of her own company specializing in the administration and compliance with reporting requirements of public companies.

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


ITEM 10.     EXECUTIVE COMPENSATION

The following table summarizes certain information concerning executive compensation paid or accrued for each of the Company's last three fiscal years to the Company's Chief Executive Officer, President and Executive Vice-President (as determined at March 31, 2000).

                        SUMMARY COMPENSATION TABLE


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
[S]         [C]       [C]   [C]   [C]   [C]    [C]   [C]  [C]

Gordon Muir   2000  $138,600   0      0     0      0     0    0
    CEO

Gordon Muir   1999  $537,500 $ 85,000 0  300,000 400,000 0 250,000 shares*
    CEO

Gordon Muir   1998  $262,500 $100,000 0  200,000 400,000 0    0
    CEO

Penny Perfect 2000  $138,600   0      0     0      0     0    0
    President

Penny Perfect 1999  $537,500 $ 85,000 0  300,000 400,000 0 250,000 shares*
    President

Penny Perfect 1998  $262,500 $100,000 0  200,000 400,000 0    0
    President

K. Johnston   2000  $ 35,000   0      0     0      0     0    0
    Vice-President

K. Johnston   1999  $ 52,500   0      0  150,000 300,000 0    0
    Vice-President

K. Johnston   1998  $ 51,000 $ 25,000 0  100,000 100,000 0    0
    Vice-President

    * shares issued to Mr. Muir and Ms. Perfect on a post-split basis to Release management contacts.

Employment Contracts were all voluntarily cancelled by Mr. Muir on behalf of Micro-American, Inc., Ms. Perfect on behalf of Jupiter Consultants, Inc. and Mrs. Johnston on behalf of Mandarin Enterprises Inc. on April 1, 1999.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans -  None

Pension Table -  None   not applicable

Other Compensation

None of the Directors receive a fee for serving as Directors of the Company. Directors are reimbursed for direct out-of-pocket expenses for attendance at meetings of the Board of Directors and for expenses incurred for and on behalf of the Company.

Compliance with Section 16 of the Exchange Act.

The following table sets forth the names of each person who, at any time during the fiscal year ended March 31, 2000, was a director, executive officer, or beneficial owner of more than ten percent of the Common Stock ("Reporting Person"), and failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), during such fiscal year or prior fiscal years:

                                                     Known failure
            Number of   Number of Transactions Not     to file a
    Name  Late Reports  Reported on a Timely Basis   Required Report

    None


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the stock ownership as of March 31, 2000, of: (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Company's common stock; and (ii) directly or indirectly by each director, by each person who was an executive officer during the fiscal year ending March 31, 2000 and by directors and executive officers of the Company as a group:

    (i)       Larger than 5% shareholders
                                               Number          Percentage
    Title of Class      Beneficial Owner     of Shares          Of Class


    Common         Penny Perfect   Director      1,949,820       27.5%
    Common         Gordon Muir     CEO/Director  1,949,820       27.5%


    (ii) Shareholdings of Directors and Executive Officers

                                               Number         Percentage
    Title of Class      Beneficial Owner     of Shares         Of Class


    Common         Penny Perfect   Director      1,949,820       27.5%
    Common         Gordon Muir     CEO/Director  1,949,820       27.5%
    Common         Victor Cardenas Pres/Director    25,000         .003%
    Common         Katharine Johnston VP/Director   87,500         .01%

    Common         All executive officers and
                   directors As a group
                   (four persons)                4,012,140       57%


    Class A Preferred   Penny Perfect              875,000      43.75%
    Class A Preferred   Gordon Muir                875,000      43.75%
    Class A Preferred   Katharine Johnston         100,000       5%

    Class A Preferred   All executive officers
                        and directors
                        As a group
                        (three persons)          1,850,000     92.5%


STOCK INCENTIVE PLANS

There has not been a stock option plan adopted for either 1999 or 2000.


PREFERRED SHARES

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. 2,000,000 shares of the preferred stock have been issued as a Class "A" issuance. Each share is convertible into 5 shares of common stock at $0.10 per share.

The Class "A" Preferred Shares were issued as an anti-takeover provision so that management had an effective tool to stop hostile takeovers. The shares were issued as follows:

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


ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K


      Exhibit
      Number  Description of Exhibits



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PhantomFilm.com


    Dated June 28, 2000                     By:/s/Victor D. Cardenas
                                            Victor D. Cardenas
                                            President/Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.


              Signature           Title                    Date


    /s/Gordon J. Muir                  Director       June 28, 2000
    Gordon J. Muir


    /s/Penny Perfect                   Director       June 28, 2000
    Penny Perfect


    /s/Katharine Johnston              Director       June 28, 2000
    Katharine Johnston


    /s/Victor Cardenas                 Director       June 28, 2000
    Victor Cardenas