Form 10QSB
period 2000-06-30
PANTOMFILM COM
filed 2000-08-14
CIK 786129

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

                             June 30, 2000

                                7,083,142
                                ---------


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

                         PHANTOMFILM.COM
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                      June 30, 2000 and 1999

                         PHANTOMFILM.COM
                  (A Development Stage Company)
                   Consolidated Balance Sheets

                              ASSETS

                                                 June 30,           March 31,
                                                  2000                2000
                                              (Unaudited)
CURRENT ASSETS

 Cash                                     $             -        $   2,499
 Prepaid expenses                                       -           10,677

  Total Current Assets                                  -           13,176

FURNITURE AND EQUIPMENT, NET (Note 4)                   -              -

OTHER ASSETS

 Mineral properties (Note 5)                            -              -

  Total Other Assets                                    -              -

  TOTAL ASSETS                            $             -         $  13,176

                         PHANTOMFILM.COM
                  (A Development Stage Company)
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                 June 30,         March 31,
                                                  2000              2000
                                                (Unaudited)

CURRENT LIABILITIES

 Cash overdraft                           $              1,604   $     -
 Accounts payable                                       25,141      27,967
 Reserve for discontinued operations (Note 6)          205,676     205,676

  Total Current Liabilities                            232,421     233,643

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock: 10,000,000 shares authorized of
  $0.001 par value, 2,000,000 shares issued and
  outstanding                                            2,000       2,000
 Common stock: 100,000,000 shares authorized of
  $0.001 par value, 7,083,142 shares issued and
  outstanding                                            7,083       7,083
 Additional paid-in capital                         11,476,303  11,476,303
 Deficit accumulated during the development stage  (11,717,807)(11,705,853)

  Total Stockholders' Equity (Deficit)                 (232,421)  (220,467)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                              $             -        $  13,176

                         PHANTOMFILM.COM
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)
                                                                   From
                                                              Inception on
                                                              November 10,
                                  For the Three Months Ended   1995 Through
                                          June 30,                June 30,
                                  2000                1999         2000
REVENUES                         $         -        $      -     $         -

EXPENSES

 Depreciation and amortization             -             3,563        170,538
 General and administrative             11,954          313,735       637,539

     Total Expenses                     11,954           317,298      808,077

LOSS FROM OPERATIONS                   (11,954)         (317,298)    (808,077)

LOSS FROM DISCONTINUED
 OPERATIONS (Note 6)                       -                 -    (10,909,730)

NET LOSS                         $     (11,954)     $   (317,298)$(11,717,807)

BASIC LOSS PER SHARE OF
 COMMON STOCK                    $       (0.00)     $      (0.06)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                  7,083,142         5,389,769

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


<CONTINUED>

                                                                  Deficit
                                                                 Accumulated
                           Additional    Stock        Other      During the
                            Paid-In  Subscription Comprehensive Developmental
                            Capital   Receivable  Income (Loss)     Stage


Balance, March 31, 1997          1,176,745     $     -      7,312$ (1,545,938)

Recapitalization (Note 1)          392,831           -         -          -

Common stock issued for cash at
approximately $3.60 per share    2,821,516      (100,000)      -          -

Common stock issued for services
at approximately $3.60 per share 1,179,289      (154,281)      -          -

Issuance of warrants                17,220           -         -          -

Common stock issued for debt at
approximately $2.60 per share      995,336           -         -          -

Common stock issued for mineral
properties at $10.00 per share     549,945           -         -          -

Preferred stock issued for
services at $1.80 per share        160,000           -         -          -

Currency translation adjustment        -             -     260,719        -

Net loss for the year ended
March 31, 1998                         -             -         -   (3,332,577)

Balance, March 31, 1998          7,292,881      (254,281)  268,031 (4,878,515)

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

<CONTINUED>

                                                                  Deficit
                                                                  Accumulated
                           Additional    Stock       Other        During the
                            Paid-in   Subscription  Comprehensive Development
                            Capitol   Receivable    Income (Loss) Stage

Balance, March 31, 1998         $7,292,881  $(254,281) $ 268,031  $(4,878,515)

Common stock issued for cash at
approximately $1.40 per share    1,223,424        -          -            -

Common stock issued for
services at approximately
$1.50 per share                  1,494,199        -          -            -

Receipt of subscription
 receivable                            -      254,281        -            -

Common stock issued for debt at
 approximately $2.00 per share      23,988        -          -            -

Currency translation adjustment        -          -     (268,031)         -

Net loss for the year ended
 March 31, 1999                        -          -          -     (6,031,215)

Balance, March 31, 1999        $10,034,492        -          -    (10,909,730)

                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                        (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                  Preferred Stock         Common Stock
                                 Shares     Amount       Shares    Amount
Balance, March 31, 1999           2,000,000 $  200,000   4,807,160 $    4,807

Common stock issued for debt
at $2.50 per share                      -          -       736,196        736

Common stock issued for cash
 at $0.50 per share                     -          -       100,000        100

Common stock issued for services
 at approximately $0.46 per share       -          -     1,192,286      1,192

Common stock issued for License
at $0.50 per share (unaudited)          -          -       250,000        250

Cancellation of common stock            -          -        (2,500)        (2)

Change in preferred stock at par
value                                   -     (198,000)        -          -

Net loss for the year ended
March 31, 2000                          -          -           -          -

Balance, March 31, 2000           2,000,000 $    2,000   7,083,142 $    7,083

Net loss for the three months
ended June 30, 2000 (unaudited)         -          -           -          -

Balance, June 30, 2000
(unaudited)                       2,000,000 $    2,000   7,083,142 $    7,083

<CONTINUED>

                                                                   Deficit
                                                                   Accumulated
                          Additional     Stock         Other       During the
                          Paid-in     Subscription  Comprehensive  Development
Balance, March 31, 1999        $10,034,492 $     -     $     -   $(10,909,730)

Common stock issued for debt
at $2.50 per share                 520,210       -           -            -

Common stock issued for cash
 at $0.50 per share                 49,900       -           -            -

Common stock issued for
services at approximately
$0.46 per share                    552,699       -           -            -

Common stock issued for
License at $0.50 per share         124,750       -           -            -

Cancellation of common stock        (3,748)      -           -            -

Change in preferred stock at
par value                          198,000       -           -            -

Net loss for the year ended
March 31, 2000                         -         -           -       (796,123)

Balance, March 31, 2000        $11,476,303    $  -        $  -   $(11,705,853)

Net loss for the three months
ended June 30, 2000 (unaudited)$11,476,303    $  -        $  -   $(11,717,807)

                         PHANTOMFILM.COM
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                                   From
                                                              Inception on
                                                              November 10,
                                  For the Three Months Ended   1995 Through
                                          June 30,                June 30,
                                  2000                1999         2000
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                         $    (11,954)    $ (317,298) $ (11,717,807)
 Adjustments to reconcile net
 loss to net cash used
 by operating activities:
   Depreciation and amortization
   expense                                 -            3,563        194,021
   Stock issued for services               -          277,498      3,518,273
   Bad debt expense                        -              -          224,941
   Write-off mineral property              -               -       3,914,434
   Issuance of warrants                    -               -          17,220
   Currency translation adjustment         -               -        (168,626)
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts
   receivable                              -               -        (213,312)
   (Increase) decrease in deposits and
     prepaid expenses                   10,677          (1,500)      (85,365)
   Increase (decrease) in cash overdraft 1,604              28         1,604
   Increase (decrease) in accounts
   payable                              (2,826)       (318,794)      155,414
   Increase in reserve for discontinued
   operations                              -               -         258,161

    Net Cash (Used) by Operating
    Activities                          (2,499)       (356,503)   (3,901,042)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                  -               -        (149,014)
 Purchase of mineral property and deferred
  exploration costs                        -               -      (2,762,539)

    Net Cash (Used) by Investing
    Activities                             -               -      (2,911,553)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from common stock                -           356,421     5,340,175
 Proceeds on notes payable                 -                -      1,472,420

    Net Cash Provided by Financing
    Activities                             -           356,421     6,812,595

NET INCREASE IN CASH                    (2,499)             (82)          -

CASH AT BEGINNING OF PERIOD              2,499               82           -

CASH AT END OF PERIOD             $        -          $     -        $    -
/TABLE>

                         PHANTOMFILM.COM
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)
                                                                   From
                                                              Inception on
                                                              November 10,
                                  For the Three Months Ended   1995 Through
                                          June 30,                June 30,
                                  2000                1999         2000
CASH PAID FOR:

 Interest                         $          -     $     -      $      -
 Income taxes                     $          -     $     -      $      -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for
 acquisition                      $           -    $     -      $  394,062
 Common stock issued for debt
 conversion                       $           -    $ 191,000    $1,210,719
 Common stock issued for mineral
 properties                       $           -    $     -      $  550,000
 Common stock issued for services $           -    $     -      $3,518,273
 Common stock issued for license  $           -    $     -      $  125,000

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                      June 30, 2000 and 1999


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

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                          June 30, 2000


NOTE 2- SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.  Basic Loss Per Share


                                          For the Three Months Ended
                                                   June 30, 2000

                          Loss                       Shares         Per Share
                         (Numerator)             (Denominator)       Amount

                        $ (11,954)                7,083,142        $  (0.00)

                                           For the Three Months Ended
                                                   June 30, 1999

                          Loss                       Shares         Per Share
                         (Numerator)              (Denominator)       Amount

                        $ (317,298)                5,389,769       $  (0.06)

  The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

  d.  Provision for Taxes

  At June 30, 2000, the Company had net operating loss carryforwards of approximately $4,200,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the consolidated financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation account of the same amount.

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

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                      June 30, 2000 and 1999


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

                         PHANTOMFILM.COM
                (Formerly Panther Resources Ltd.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                      June 30, 2000 and 1999


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

  l.  Fair Value of Financial Instruments

  As at June 30, 2000, the fair value of cash, accounts receivable and accounts and advances payable including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                      June 30, 2000 and 1999


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

o.  Unaudited Financial Statements

The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

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

NOTE 4 -      FURNITURE AND EQUIPMENT


                                   June 30 and March 31, 2000
                                                 Accumulated    Net Book
                                       Cost       Depreciation    Value

    Office furniture and equipment  $  71,260    $   71,260    $     -

                                    $  71,260    $   71,260    $     -

During the three months ended June 30, 2000 and 1999, the Company expensed $-0- and $3,563 in depreciation, respectively. These amounts are included in loss from discontinued operations.

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                      June 30, 2000 and 1999


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

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                      June 30, 2000 and 1999


NOTE 6 -      LOSS FROM DISCONTINUED OPERATIONS

On March 31, 1999, the Board of Directors of the Company decided to discontinue the mining operations due to a lack of funding and low precious metal prices. The following is a summary of the loss from discontinued operations.

                                                                   From
                                                               Inception on
                                                                November 10,
                                                                1995 Through
                                                                  June 30,
                                                                     1999

        REVENUES                                                $       -

        EXPENSES

         General and administrative                               6,923,450
         Depreciation                                                23,483

          Total Expenses                                          6,946,933

        LOSS FROM OPERATIONS                                     (6,946,933)

        OTHER INCOME (EXPENSE)

         Currency translation income                                168,626
         Write-off of mineral property                           (3,914,434)
         Bad debt expense                                          (224,941)
         Interest income                                              7,952

          Total Other Income (Expense)                           (3,962,797)

        NET LOSS                                               $(10,909,730)

The Company had liabilities of $205,676 which are associated with the discontinued operations. No income tax benefit has been attributed to the loss from discontinued operations

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease

The Company has a month-to-month office lease agreement which calls for payments of $6,292 per month.

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                      June 30, 2000 and 1999


NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

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

Results of Operation.
---------------------

          From our inception through June 30, 1999, we had no revenues and our operating activities consisted primarily of investing in mineral properties. During the fiscal quarter ended June 30, 1999, the Company changed its business focus from mining exploration and development to the commercial development and exploitation of streaming video and audio technology for
Internet use.    On June 29th, 1999 the Company entered into a
non-exclusive licensing agreement wherein the Company obtained the right to market streaming video technology on a non-exclusive basis. At the present time this technology is not ready for commercial use. Future sales of business services related to streaming media content and advertising are projected to be the main sources of our revenues. The Company plans to pursue other avenues of the streaming video business through acquisition or joint venture arrangements although there is nothing formalized at this time.

          We have incurred significant losses since inception on November 10, 1995. From inception to June 30, 2000, the Company has incurred a net loss of $11,717,807, with a net loss of $11,954 during the quarter ended June 30, 2000.

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

                                      PHANTOMFILM.COM


Date: 8/10/00                         By /s/ Victor Cardenas
     --------------                     -------------------------------------
                                        Victor Cardenas
                                        President/Director

Date: 8/10/00                         By /s/ Gordon Muir
     --------------                     -------------------------------------
                                        Gordon Muir
                                        CEO/Director

Date: 8/10/00                         By /s/ Penny Perfect
     --------------                     -------------------------------------
                                        Penny Perfect
                                        Director

Date: 8/10/00                         By /s/ Katharine Johnston
     --------------                     -------------------------------------
                                        Katharine Johnston
                                        Director