Form 10QSB
period 2000-09-30
PANTOMFILM COM
filed 2000-11-17
CIK 786129

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

                             September 30, 2000

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

                   September 30, 2000 and 1999

                         PHANTOMFILM.COM
                  (A Development Stage Company)
                   Consolidated Balance Sheets
                              ASSETS

                                                 September 30,      March 31,

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

                         PHANTOMFILM.COM
                  (A Development Stage Company)
             Consolidated Balance Sheets (Continued)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                September 30,  March 31,
                                                  2000           2000
                                                (Unaudited)
CURRENT LIABILITIES

 Cash overdraft                           $              1,551 $    -
 Accounts payable                                       25,809      27,967
 Reserve for discontinued operations (Note 6)           205,676    205,676

  Total Current Liabilities                            233,036     233,643

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock: 10,000,000 shares authorized of
  $0.001 par value, 2,000,000 shares issued and
  outstanding                                            2,000       2,000
 Common stock: 100,000,000 shares authorized of
  $0.001 par value, 7,083,142 shares issued and
  outstanding                                            7,083       7,083
 Additional paid-in capital                         11,476,303  11,476,303
 Deficit accumulated during the development stage  (11,718,422)(11,705,853)

  Total Stockholders' Equity (Deficit)                (233,036)   (220,467)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                       $   -       $    13,176

                         PHANTOMFILM.COM
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)
                                                                      From
                                                                  Inception on
                           For the           For the             November 10,
                      Six Months Ended   Three Months Ended      1995 Through
                        September 30,       September 30,        September 30,
                     2000         1999    2000         1999         2000
REVENUES             $     -   $        -  $      -   $      -    $     -

EXPENSES

  Depreciation and
  amortization             -       41,057         -       37,494      170,538
  General and
  administrative      12,569      549,185         615    235,450      638,425

    Total Expenses    12,569      590,242         615    272,944      808,963

LOSS FROM OPERATIONS (12,569)    (590,242)       (615)  (272,944)    (808,963)

LOSS FROM DISCONTINUED
 OPERATIONS (Note 6)       -            -         -          -    (10,909,730)

OTHER INCOME (EXPENSE)

  Interest income          -          271         -          271          271

  Total Other Income
   (Expense)               -          271         -          271          271

NET LOSS            $(12,569)  $ (589,971)    $  (615) $(272,673)$(11,718,422)

BASIC LOSS PER SHARE
 OF COMMON STOCK      $(0.00)      $(0.09)     $(0.00)    $(0.04)

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

<CONTINUED>

                                                                  Deficit
                                                                  Accumulated
                           Additional    Stock       Other        During the
                            Paid-in   Subscription  Comprehensive Development
                            Capitol   Receivable    Income (Loss) Stage

Balance, March 31, 1998         $7,292,881  $(254,281) $ 268,031  $(4,878,515)

Common stock issued for cash at
approximately $1.40 per share    1,223,424        -          -            -

Common stock issued for
services at approximately
$1.50 per share                  1,494,199        -          -            -

Receipt of subscription
 receivable                            -      254,281        -            -

Common stock issued for debt at
 approximately $2.00 per share      23,988        -          -            -

Currency translation adjustment        -          -     (268,031)         -

Net loss for the year ended
 March 31, 1999                        -          -          -     (6,031,215)

Balance, March 31, 1999        $10,034,492        -          -    (10,909,730)

                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                        (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                  Preferred Stock         Common Stock
                                 Shares     Amount       Shares    Amount
Balance, March 31, 1999           2,000,000 $  200,000   4,807,160 $    4,807

Common stock issued for debt
at $2.50 per share                      -          -       736,196        736

Common stock issued for cash
 at $0.50 per share                     -          -       100,000        100

Common stock issued for services
 at approximately $0.46 per share       -          -     1,192,286      1,192

Common stock issued for License
at $0.50 per share (unaudited)          -          -       250,000        250

Cancellation of common stock            -          -        (2,500)        (2)

Change in preferred stock at par
value                                   -     (198,000)        -          -

Net loss for the year ended
March 31, 2000                          -          -           -          -

Balance, March 31, 2000           2,000,000 $    2,000   7,083,142 $    7,083

Net loss for the six months
ended September 30, 2000
(unaudited)                             -          -           -          -

Balance, September 30, 2000
(unaudited)                       2,000,000 $    2,000   7,083,142 $    7,083

<CONTINUED>

                                                                   Deficit
                                                                   Accumulated
                          Additional     Stock         Other       During the
                          Paid-in     Subscription  Comprehensive  Development
Balance, March 31, 1999        $10,034,492 $     -     $     -   $(10,909,730)

Common stock issued for debt
at $2.50 per share                 520,210       -           -            -

Common stock issued for cash
 at $0.50 per share                 49,900       -           -            -

Common stock issued for
services at approximately
$0.46 per share                    552,699       -           -            -

Common stock issued for
License at $0.50 per share         124,750       -           -            -

Cancellation of common stock        (3,748)      -           -            -

Change in preferred stock at
par value                          198,000       -           -            -

Net loss for the year ended
March 31, 2000                         -         -           -       (796,123)

Balance, March 31, 2000        $11,476,303    $  -        $  -   $(11,705,853)

Net loss for the six months
ended September 30, 2000
(unaudited)                            -         -           -        (12,569)

Balance, September 30, 2000
(unaudited)                    $11,476,303    $  -        $  -   $(11,718,422)

                         PHANTOMFILM.COM
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                                      From
                                                                  Inception on
                           For the           For the             November 10,
                      Six Months Ended   Three Months Ended      1995 Through
                        September 30,       September 30,        September 30,
                     2000         1999    2000         1999         2000
CASH FLOWS FROM OPERATING
 ACTIVITIES

Net loss             $(12,569) $ (589,971) $  (615)    $(272,673)$(11,718,422)
Adjustments to
reconcile net loss to
net cash used by
operating activities:
  Depreciation and
  amortization expense    -        41,057        -        37,494      194,021
  Stock issued for
  services                -       521,247        -       243,749    3,518,273
  Bad debt expense        -           -          -           -        224,941
  Write-off mineral
  property                -           -          -           -      3,914,434
  Issuance of warrants    -           -          -           -         17,220
  Currency translation
  adjustment              -           -          -           -       (168,626)
Changes in operating
assets and liabilities:
  (Increase) decrease in
  accounts receivable     -           -          -           -       (213,312)
  (Increase) decrease in
  deposits and prepaid
  expenses             10,677     (76,880)       -       (75,380)     (85,365)
  Increase (decrease)
  in cash overdraft     1,551         -        (53)          (28)       1,551
  Increase (decrease)
  in accounts payable  (2,158)   (301,888)     668        16,906      156,082
  Increase in reserve
  for discontinued
  operations              -           -          -           -        258,161

    Net Cash (Used) by
    Operating
    Activities         (2,499)   (406,435)       -       (49,932)  (3,901,042)

CASH FLOWS FROM INVESTING
ACTIVITIES

  Purchase of fixed
  assets                  -           -          -           -       (149,014)
  Purchase of mineral
  property and deferred
  exploration costs       -           -          -           -     (2,762,539)

    Net Cash (Used) by
    Investing
    Activities            -           -          -           -     (2,911,553)

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Proceeds from common
  stock                   -       406,421        -        50,000    5,340,175
  Proceeds on notes
  payable                 -           -          -           -      1,472,420

    Net Cash Provided by
    Financing
    Activities            -     $ 406,421   $    -       $50,000   $6,812,595

                         PHANTOMFILM.COM
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                                      From
                                                                  Inception on
                           For the           For the             November 10,
                      Six Months Ended   Three Months Ended      1995 Through
                        September 30,       September 30,        September 30,
                     2000         1999    2000         1999         2000
NET INCREASE IN CASH $(2,499)  $     (14)  $    -      $     68    $    -

CASH AT BEGINNING OF
PERIOD                 2,499          82        -             -         -

CASH AT END OF PERIOD $    -   $      68   $    -      $     68    $    -

CASH PAID FOR:

  Interest            $    -   $       -   $    -      $      -    $    -
  Income taxes        $    -   $       -   $    -      $      -    $    -

NON-CASH FINANCING ACTIVITIES

  Common stock issued
  for acquisition     $    -   $       -   $    -      $      -  $  394,062
  Common stock issued
  for debt conversion $    -   $ 191,000   $    -      $      -  $1,210,719
  Common stock issued
  for mineral
  properties          $    -   $       -   $    -      $      -  $  550,000
  Common stock issued
  for services        $    -   $       -   $    -      $      -  $3,518,273
  Common stock issued
  for license         $    -   $ 125,000   $    -      $125,000  $  125,000

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                   September 30, 2000 and 1999


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

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                   September 30, 2000 and 1999


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

     c.  Basic Loss Per Share

           For the Three Months Ended         For the Six Months Ended
               September 30, 2000                September 30, 2000

         Loss       Shares   Per Share       Loss      Shares    Per Share
     (Numerator)(Denominator) Amount    (Numerator)(Denominator)  Amount
       $  (615)   7,083,142  $ (0.00)    $(12,569)   7,083,142   $ (0.00)

           For the Three Months Ended         For the Six Months Ended
               September 30, 1999                September 30, 1999

         Loss       Shares   Per Share       Loss      Shares    Per Share
     (Numerator)(Denominator) Amount    (Numerator)(Denominator)  Amount
       $(272,673) 6,816,825  $ (0.04)    $(589,971)  6,555,233   $ (0.09)

  The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

  d.  Provision for Taxes

  At September 30, 2000, the Company had net operating loss carryforwards of approximately $4,200,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the consolidated financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation account of the same amount.

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

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                   September 30, 2000 and 1999


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

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                   September 30, 2000 and 1999


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

      l.  Fair Value of Financial Instruments

      As at September 30, 2000, the fair value of cash, accounts receivable and accounts and advances payable including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                   September 30, 2000 and 1999


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

NOTE 4 -   FURNITURE AND EQUIPMENT


                                   September 30 and March 31, 2000
                                               Accumulated  Net Book
                                    Cost      Depreciation   Value

     Office furniture and equipment $ 71,260   $ 71,260    $    -
                                    $ 71,260   $ 71,260    $    -

       During the six months ended September 30, 2000 and 1999, the Company expensed $-0- and $41,057 in depreciation, respectively. These amounts are included in loss from discontinued operations.

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                   September 30, 2000 and 1999


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

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                   September 30, 2000 and 1999


NOTE 6 -   LOSS FROM DISCONTINUED OPERATIONS

     On March 31, 1999, the Board of Directors of the Company decided to discontinue the mining operations due to a lack of funding and low precious metal prices. The following is a summary of the loss from discontinued operations.


                                                               From
                                                           Inception on
                                                           November 10,
                                                           1995 Through
                                                              June 30,
                                                               1999

       REVENUES                                             $       -

       EXPENSES

        General and administrative                            6,923,450
        Depreciation                                             23,483

          Total Expenses                                      6,946,933

       LOSS FROM OPERATIONS                                  (6,946,933)

       OTHER INCOME (EXPENSE)

        Currency translation income                             168,626
        Write-off of mineral property                        (3,914,434)
        Bad debt expense                                       (224,941)
        Interest income                                           7,952

          Total Other Income (Expense)                       (3,962,797)

       NET LOSS                                        $    (10,909,730)

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

Results of Operation.
---------------------

          From our inception through September 30, 2000, we have had no revenues and our operating activities consisted primarily of investing in mineral properties. On June 29th, 1999 the Company entered into a non-exclusive licensing agreement wherein the Company obtained the right to market streaming video technology on a non-exclusive basis. At the present time this technology is not ready for commercial use. Future sales of business services related to streaming media content and advertising are projected to be the main sources of our revenues. The company plans to pursue other avenues of the streaming video business through acquisition or joint venture arrangements although there is nothing formalized at this time.

          We have incurred significant losses since inception on November 10, 1995. From inception to September 30, 2000, the Company has incurred a net loss of $11,718,422, with a net loss of $615 during the quarter ended September 30, 2000.

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

                                      PHANTOMFILM.COM


Date: 11-17-2000                      By /s/ Victor Cardenas
     --------------                     -------------------------------------
                                        Victor Cardenas
                                        President/Director

Date: 11-17-2000                      By /s/ Gordon Muir
     --------------                     -------------------------------------
                                        Gordon Muir
                                        CEO/Director

Date: 11-17-2000                      By /s/ Penny Perfect
     --------------                     -------------------------------------
                                        Penny Perfect
                                        Director

Date: 11-17-2000                      By /s/ Katharine Johnston
     --------------                     -------------------------------------
                                        Katharine Johnston
                                        Director