Form 10QSB
period 2000-12-31
PANTOMFILM COM
filed 2001-02-20
CIK 786129

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000

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

                             December 31, 2000

                                7,183,142
                                ---------


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

                         PHANTOMFILM.COM
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

               December 31, 2000 and March 31, 2000

                         PHANTOMFILM.COM
                  (A Development Stage Company)
                   Consolidated Balance Sheets

                              ASSETS

                                             December 31,      March 31,
                                                 2000            2000
                                              (Unaudited)
CURRENT ASSETS

 Cash                                      $             -    $  2,499
 Prepaid expenses                                    4,000      10,677

  Total Current Assets                               4,000      13,176

FURNITURE AND EQUIPMENT, NET (Note 4)                    -           -

OTHER ASSETS

 Mineral properties (Note 5)                             -           -

  Total Other Assets                                     -           -

  TOTAL ASSETS                             $         4,000    $ 13,176

                         PHANTOMFILM.COM
                  (A Development Stage Company)
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                               December 31,     March 31,
                                                  2000           2000
                                               (Unaudited)

CURRENT LIABILITIES

 Accounts payable                          $        27,612    $ 27,967
 Accounts payable - related party                      875           -
 Reserve for discontinued operations (Note 6)      205,676     205,676

  Total Current Liabilities                        234,163     233,643

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock: 10,000,000 shares authorized of
  $0.001 par value, 2,000,000 shares issued and
  outstanding                                        2,000       2,000
 Common stock: 100,000,000 shares authorized of
  $0.001 par value, 7,183,142 shares issued and
  outstanding                                        7,183       7,083
 Additional paid-in capital                     11,484,203  11,476,303
 Deficit accumulated during the
  development stage                            (11,723,549)(11,705,853)

  Total Stockholders' Equity (Deficit)            (230,163)   (220,467)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)                                  $     4,000  $   13,176

                         PHANTOMFILM.COM
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)
                                                                  From
                                                               Inception on
                             For the           For the       November 10,
                          Nine Months Ended Three Months Ended 1995 Through
                             December 31,     December 31,     December 31,
                        2000        1999    2000      1999       2000
REVENUES                  $      -   $     - $     -  $      -  $         -

EXPENSES

 Depreciation and
  amortization                   -    77,656       -    36,599      170,538
 General and administrative 17,696   625,649   5,127    76,464      643,552

  Total Expenses            17,696   703,305   5,127   113,063      814,090

LOSS FROM OPERATIONS       (17,696) (703,305) (5,127) (113,063)    (814,090)

LOSS FROM DISCONTINUED
 OPERATIONS (Note 6)             -         -       -         -  (10,909,730)

OTHER INCOME (EXPENSE)

 Interest income                 -       377       -       106          271

  Total Other Income (Expense)   -       377       -       106          271

NET LOSS                 $ (17,696)$(702,928)$(5,127)$(112,957)$(11,723,549)

BASIC LOSS PER SHARE OF
 COMMON STOCK            $   (0.00)$   (0.11)$ (0.00)$   (0.02)

                         PHANTOMFILM.COM
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)
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

<CONTINUED>

                                                                  Deficit
                                                                 Accumulated
                           Additional    Stock        Other      During the
                           Paid-In  Subscription Comprehensive Developmental
                            Capital   Receivable  Income (Loss)     Stage

Balance, November 10, 1995               -   $       -  $      - $        -

Common stock issued for cash at
approximately $0.00 per share            -           -         -          -

Currency translation adjustment          -           -    (1,230)         -

Net loss for the year ended
March 31, 1996                           -           -         -   (157,549)

Balance, March 31, 1996                  -           -    (1,230)  (157,549)

Common stock issued for cash at
approximately $3.80 per share    1,089,199           -         -          -


Common stock issued for services
at approximately $7.60 per share    87,544           -         -          -

Currency translation adjustment          -           -     8,542          -

Net loss for the year ended
March 31, 1997                           -           -         - (1,388,389)

Balance, March 31, 1997         $1,176,743    $      -  $  7,312$(1,545,938)

                         PHANTOMFILM.COM
                  (A Development Stage Company)
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

<CONTINUED>

                                                                  Deficit
                                                                 Accumulated
                           Additional    Stock        Other      During the
                           Paid-In  Subscription Comprehensive Developmental
                            Capital   Receivable  Income (Loss)     Stage
Balance, March 31, 1997          1,176,745     $     -    7,312 $(1,545,938)


Recapitalization (Note 1)          392,831           -        -           -

Common stock issued for cash at
approximately $3.60 per share    2,821,516      (100,000)     -           -

Common stock issued for services
at approximately $3.60 per share 1,179,289      (154,281)     -           -

Issuance of warrants                17,220           -        -           -

Common stock issued for debt at
approximately $2.60 per share      995,336           -        -           -

Common stock issued for mineral
properties at $10.00 per share     549,945           -        -           -

Preferred stock issued for
services at $1.80 per share        160,000           -        -           -

Currency translation adjustment        -             -    260,719         -

Net loss for the year ended
March 31, 1998                         -             -        -  (3,332,577)

Balance, March 31, 1998          7,292,881      (254,281) 268,031(4,878,515)

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

<CONTINUED>

                                                                  Deficit
                                                                 Accumulated
                           Additional    Stock       Other        During the
                           Paid-in   Subscription  Comprehensive Development
                            Capitol   Receivable    Income (Loss) Stage
Balance, March 31, 1998         $7,292,881  $(254,281) $ 268,031$(4,878,515)

Common stock issued for cash at
approximately $1.40 per share    1,223,424        -          -            -

Common stock issued for
services at approximately
$1.50 per share                  1,494,199        -          -            -

Receipt of subscription
 receivable                            -      254,281        -            -

Common stock issued for debt at
 approximately $2.00 per share      23,988        -          -            -

Currency translation adjustment        -          -     (268,031)         -

Net loss for the year ended
 March 31, 1999                        -          -          -   (6,031,215)

Balance, March 31, 1999        $10,034,492        -          -  (10,909,730)

                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                        (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                  Preferred Stock         Common Stock
                                 Shares     Amount       Shares    Amount
Balance, March 31, 1999           2,000,000 $  200,000   4,807,160 $   4,807

Common stock issued for debt
at $2.50 per share                      -          -       736,196       736

Common stock issued for cash
 at $0.50 per share                     -          -       100,000       100

Common stock issued for services
 at approximately $0.46 per share       -          -     1,192,286     1,192

Common stock issued for License
at $0.50 per share (unaudited)          -          -       250,000       250

Cancellation of common stock            -          -        (2,500)      (2)

Change in preferred stock at par
value                                   -     (198,000)        -          -

Net loss for the year ended
March 31, 2000                          -          -           -          -

Balance, March 31, 2000           2,000,000 $    2,000   7,083,142 $   7,083

Common stock issued for services
at $0.08 per share (unaudited)          -          -       100,000       100

Net loss for the nine months
ended December 31, 2000
(unaudited)                             -          -           -          -

Balance, December 31, 2000
(unaudited)                       2,000,000 $    2,000   7,183,142 $   7,183

<CONTINUED>

                                                                   Deficit
                                                                 Accumulated
                         Additional     Stock         Other       During the
                        Paid-in     Subscription  Comprehensive  Development
Balance, March 31, 1999        $10,034,492 $     -     $     - $(10,909,730)

Common stock issued for debt
at $2.50 per share                 520,210       -           -            -

Common stock issued for cash
 at $0.50 per share                 49,900       -           -            -

Common stock issued for
services at approximately
$0.46 per share                    552,699       -           -            -

Common stock issued for
License at $0.50 per share         124,750       -           -            -

Cancellation of common stock        (3,748)      -           -            -

Change in preferred stock at
par value                          198,000       -           -            -

Net loss for the year ended
March 31, 2000                         -         -           -     (796,123)

Balance, March 31, 2000        $11,476,303    $  -        $  - $(11,705,853)

Common stock issued for services
at $0.08 per share (unaudited)       7,900       -           -            -

Net loss for the nine months
ended December 31, 2000
(unaudited)                            -         -           -      (17,696)

Balance, December 31, 2000
(unaudited)                    $11,484,203    $  -        $  - $(11,723,549)

                         PHANTOMFILM.COM
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                                  From
                                                               Inception on
                             For the           For the       November 10,
                          Nine Months Ended Three Months Ended 1995 Through
                             December 31,     December 31,     December 31,
                        2000        1999    2000      1999       2000
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss              $(17,696) $(702,928) $(5,127) $(112,957)$(11,723,549)
 Adjustments to
 reconcile net loss to
 net cash used by
 operating activities:
  Depreciation and
  amortization expense        -     77,656        -     32,036      194,021
  Stock issued for
  services                8,000    371,247    8,000          -    3,526,273
  Bad debt expense            -          -        -          -      224,941
  Write-off mineral property  -          -        -          -    3,914,434
  Issuance of warrants        -          -        -          -       17,220
  Currency translation
  adjustment                  -          -        -          -     (168,626)
 Changes in operating
  assets and liabilities:
  (Increase) decrease in
  accounts receivable         -    (10,677)       -    (10,677)    (213,312)
  (Increase) decrease in
  deposits and  prepaid
  expenses                6,676     46,419   (4,000)   123,299      (89,365)
  Increase (decrease) in
  cash overdraft              -          -   (1,551)         -            -
  Increase (decrease) in
  accounts payable         (354)   (91,802)   1,803    (80,491)     157,885
  Increase in reserve for
  discontinued operations     -          -        -     89,076      258,161
  Increase (decrease) in
  accounts payable -
  related party             875          -      875     (6,278)         875

    Net Cash (Used) by
    Operating Activities (2,499)  (310,085)       -     35,008   (3,901,042)

CASH FLOWS FROM INVESTING
  ACTIVITIES

 Purchase of fixed assets     -          -        -          -     (149,014)
 Purchase of mineral property
  and deferred exploration
  costs                       -          -        -          -   (2,762,539)

    Net Cash (Used) by
    Investing Activities      -          -        -          -   (2,911,553)

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Proceeds from common stock   -    556,421        -          -    5,340,175
 Proceeds on notes payable    -          -        -          -    1,713,292
 Payments on notes payable    -   (240,872)       -    (29,530)    (240,872)

    Net Cash Provided by
    Financing Activities $    -   $315,549    $   -   $(29,500) $ 6,812,595

                         PHANTOMFILM.COM
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)
                                                                  From
                                                               Inception on
                             For the           For the       November 10,
                          Nine Months Ended Three Months Ended 1995 Through
                             December 31,     December 31,     December 31,
                        2000        1999    2000      1999       2000
NET INCREASE IN CASH       $(2,499)   $ (5,464) $     -  $ 5,478 $         -

CASH AT BEGINNING OF PERIOD  2,499          82        -       68           -

CASH AT END OF PERIOD      $     -    $  5,546  $     -  $ 5,546 $         -

CASH PAID FOR:

 Interest                  $     -    $      -  $     -  $     - $         -
 Income taxes              $     -    $      -  $     -  $     - $         -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for
 acquisition               $     -    $      -  $     -  $     - $   394,062
 Common stock issued for
 debt conversion           $     -    $      -  $     -  $     - $ 1,210,719
 Common stock issued for
 mineral properties        $     -    $      -  $     -  $     - $   550,000
 Common stock issued for
 services                  $ 8,000    $371,247  $ 8,000  $     - $ 3,526,273
 Common stock issued for
 license                   $     -    $125,000  $     -  $     - $   125,000

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2000 and 1999


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

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2000 and 1999


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

     c.  Basic Loss Per Share

              For the Three Months Ended      For the Nine Months Ended
                December 31, 2000               December 31, 2000

       Loss        Shares      Per Share     Loss       Shares    Per Share
  (Numerator) (Denominator)    Amount   (Numerator)(Denominator)  Amount
    $ (5,127)    7,152,809     $  (0.00)  $ (17,696)   7,102,809   $ (0.00)

              For the Three Months Ended      For the Nine Months Ended
                December 31, 1999               December 31, 1999

       Loss        Shares      Per Share     Loss       Shares    Per Share
  (Numerator) (Denominator)    Amount   (Numerator)(Denominator)  Amount
    $(112,957)   7,245,645     $  (0.02)  $(702,928)  6,433,069    $ (0.11)

  The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

  d.  Provision for Taxes

  At December 31, 2000, the Company had net operating loss carryforwards of approximately $4,200,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the consolidated financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation account of the same amount.

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

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2000 and 1999


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

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2000 and 1999


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

  l.  Fair Value of Financial Instruments

  As of December 31, 2000, the fair value of cash, accounts receivable and accounts and advances payable including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2000 and 1999


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

NOTE 4 -   FURNITURE AND EQUIPMENT

                                        December 31 and March 31, 2000
                                                  Accumulated   Net Book
                                         Cost     Depreciation    Value

       Office furniture and equipment  $   71,260  $  71,260    $    -
                                       $   71,260  $  71,260    $    -

       During the nine months ended December 31, 2000 and 1999, the Company expensed $-0- and $77,656 in depreciation, respectively. These amounts are included in loss from discontinued operations.

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2000 and 1999


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

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2000 and 1999


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

NOTE 8 -  COMMON STOCK

       On October 31, 2000, the Company issued 100,000 shares of common stock for services, valued at $0.08 per share for $8,000.

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

Results of Operation.
---------------------

          From our inception through December 31, 2000, we have had no revenues and our operating activities consisted primarily of investing in mineral properties. On June 29th, 1999 the Company entered into a non-exclusive licensing agreement wherein the Company obtained the right to market streaming video technology on a non-exclusive basis. At the present time this technology is not ready for commercial use. Future sales of business services related to streaming media content and advertising are projected to be the main sources of our revenues. The company plans to pursue other avenues of the streaming video business through acquisition or joint venture arrangements although there is nothing formalized at this time.

          We have incurred significant losses since inception on November 10, 1995. From inception to December 31, 2000, the Company has incurred a net loss of $11,723,549, with a net loss of $17,696 for the nine months ended December 31, 2000.

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

               None.

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PHANTOMFILM.COM


Date: 20/02/01                        By/s/Victor Cardenas
     --------------                   -------------------------------------
                                        Victor Cardenas
                                        President/Director

Date: 20/02/01                        By/s/Gordon Muir
     --------------                   -------------------------------------
                                        Gordon Muir
                                        CEO/Director

Date: 20/02/01                        By/s/Penny Perfect
     --------------                   -------------------------------------
                                        Penny Perfect
                                        Director

Date: 20/02/01                        By/s/Katharine Johnston
     --------------                   -------------------------------------
                                        Katharine Johnston
                                        Director