Form 10KSB
period 2001-03-31
PANTOMFILM COM
filed 2001-06-28
CIK 786129

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                           FORM 10-KSB

    (Mark One)
    x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended March 31, 2001

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the transition period from                 to

                  Commission file number 0-25631


                                  PHANTOMFILM.COM
                   (Name of small business issuer in its charter)

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


                                  (604)689-5377
                          (Issuer's telephone number)

         Securities registered pursuant to Section 12 (b) of the Act:  None

         Securities registered pursuant to Section 12 (g) of the Act:
         Common Shares, $0.001 par value

    Name of each exchange on which registered:  None

    Check whether the issuer (1) filed all reports required to be filed by
    Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
    requirements for the past 90 days.     Yes _X__   No ___



    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

    The Issuer's revenue for its most recent fiscal year:  none

    The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of the average bid and asked price of such common equity, as at March 31, 2001 is $65,920.

                  ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDING DURING THE PAST FIVE YEARS

    Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
    distribution of securities under a plan confirmed by a court   n/a.

  The number of shares of common stock outstanding as of March 31, 2001 was 12,052,384.

            Documents incorporated by reference   None.


    Private Securities Litigation Reform Act Safe Harbor Statement


    Certain  statements  included  herein and in other reports and public filings are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements, which may be identified by words such as
    "may,"  "will,"  "expect," "anticipate,"   "continue,"   "estimate,"
    "project,"   "intend,"  and  similar expressions are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such risks and uncertainties include, without limitation: (i) general economic conditions associated with the provision of Information technology; (ii) possible adverse effects on the market price of the Company's Common Stock due to the resale into the market of significant amounts of Common Stock; (iii) the potential adverse effect a decrease in the trading price of the Company's Common Stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (iv) the Company's ability to obtain financing on satisfactory terms; (v) the reliance of the  Company  upon the  continued  service of its executive  officers;
    (vi) the Company's ability to remain competitive in the markets which it serves; (vii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (viii) predictions as to the future need for the Company's services; and (ix) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of
    the date made.  The Company  undertakes  no obligation   to  publicly
    release  the  results  of  any   revision  of  these forward-looking
    statements to reflect these ends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.


      ITEM 1. DESCRIPTION OF BUSINESS

    Business Development

      In the summer of 2000 PhantomFilm.com began experiencing financial difficulties due in part to the extreme downward price and volume fluctuations experienced by the stock market in general and the
    internet-related and technology companies in particular.    As the
    Company was unable to finance, the Board of Directors decided to cease operations of the Company. The Company's primary remaining objective is to respond to any inquiries regarding the acquisition of, or merger with, a target business that the Company believes will have significant growth potential.

    The only current activities to be conducted by the Company are to manage its limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

    Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a Company to the public market through a "reverse" reorganization or merger.

      Other than seeking and investigating potential assets, properties or businesses to acquire, the Company has had no material business operations for the past year. Because the Company has limited assets and conducts no material business, management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

    Business

    The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

    In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

    Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

    Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

    Management will attempt to meet personally with directors, executive officers and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

    The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

    Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

    Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

      Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

    The integrated disclosure system for small business issuers adopted by the Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

    The Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for companies like the Company, and may make the use of these companies obsolete.

    Environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

    Prior History of the Company

    At the Annual Meeting of Stockholders held June 11th, 1999, the Directors sought shareholder approval to a change of direction in the business of the Company from mining to technology. Although management intended to maintain its current interests in mineral properties, to the extent that it is economically feasible, the Company, and its shareholders, overwhelming voted in favor of diversifying the business of the company at the June 11th stockholders meeting.

    On June 29, 1999, the Company executed a Licensing Agreement with AlphaTrade.com, a Nevada corporation ("AlphaTrade"), whereby AlphaTrade granted to the Company a non-exclusive license to use, produce, distribute and commercialize a streaming audio and video technology developed by AlphaTrade (the "Technology").

    In the summer of 2000 PhantomFilm.com began experiencing financial difficulties due in part to the extreme downward price and volume fluctuations experienced by the stock market in general and the
    internet-related and technology companies in particular.    The Board of
    Directors decided to cease operations of the Company. The Company's primary remaining objective is to respond to any inquiries regarding the acquisition of, or merger with, a target business that the Company believes will have significant growth potential.


      EMPLOYEES

    As of March 31, 2001, the Company did not have any full time employees.
     The four Directors are part-time employees of the Company.

      Item 1a. COMPANY RISK FACTORS

    Going Concern Issue: Our independent auditors have expressed a going concern issue. The ability of the Company to continue as a going concern is dependant upon its ability to attain profitable operations. The company does not have an established source of funds sufficient to cover its operating costs and accordingly there is substantial doubt about its ability to continue as a going concern.

    Penny Stock: Our common stock in the past has been, and from time to time in the future may be, subject to the "penny stock" rules as promulgated under the Securities Exchange Act of 1934. The penny stock rules may make buying or selling our common stock difficult. There is a limited public market for shares trading over the counter bulletin board.

    OUR STOCK PRICE MAY CONTINUE TO BE SUBJECT TO SIGNIFICANT VOLATILITY

    The trading price of our common stock has been and may continue to be subject to wide fluctuations. Trading prices of the common stock may fluctuate in response to a number of factors, many of which are beyond our control. In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has experienced extreme price and volume downward fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical lows. There can be no assurance that these trading prices will elevate or even sustain themselves. These broad market and industry factors may adversely affect the market price of the Common Stock, regardless of our operating performance.

    ITEM 2.   DESCRIPTION OF PROPERTY

      The Company has virtually no assets, property or business; its principal executive office address and telephone number are currently provided at no cost by a management Company. Because the Company has had no business, its activities will be limited to keeping itself in good standing in the State of Nevada, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the Commission. These activities have consumed an insubstantial amount of management's time.


    ITEM 3. LEGAL PROCEEDINGS

    None


    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None





                             PART II


      ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

      Market Information

      Currently, the Company's common stock is traded over-the-counter and quoted on the OTC Bulletin Board of the NASD (the "Bulletin Board") under the symbol "PHLM". The high and low bid prices for the Common Stock as reported by the Bulletin Board since April 1, 1999 are listed below. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

    The reported bid prices reflect the 1 for 10 stock split that occurred on March 1, 1997, the 1 for 20 reverse stock split that occurred on March 22, 1997 and the 1 for 10 reverse stock split that occurred in June, 1999.


      1999 Quarterly Information                 High      Low

    First                                        0.1094    0.0625
    Second                                       0.875     0.2656
    Third                                        0.2188    0.0938
    Fourth     (2000)                            0.875     0.0938

                                   2000 Quarterly Information

  First                                          0.25      0.1406
  Second                                         0.25      0.0938
  Third                                          0.0938    0.0156
  Fourth     (2001)                              0.0312    0.0156

  As of March 31, 2001 there were 162 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

    Dividends

  The Company has never declared any cash dividends and does not anticipate paying such dividends in the near future. The Company anticipates all earnings, if any, over the next twelve (12) to twenty
  (20) months will be retained for future investments in business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. The Company is under no contractual restrictions in declaring or paying dividends to its common or preferred shareholders.

  The future sale of presently outstanding "unregistered" and "restricted" common stock of the Company by present members of management and persons who own more than five percent of the outstanding voting securities of the Company may have an adverse effect on any market that may develop in the shares of the common stock of the Company.

  All common shares and preferred shares rank equally for the payment of dividends. If a dividend was to be paid all issued shares would be eligible.


           Recent Sales of "Unregistered" Securities

  The following unregistered securities have been issued since April 1st, 2000 and are previously disclosed in the Company's quarterly reports on Form 10-QSB's unless otherwise noted:

                                          Valued
  Date         No. of Shares    Title     At        Reason

  Oct. 31/01     100,000        Common    $0.08     Services

  March 16/01    1,869,242      Common    $0.005    Exercise
                                                    Warrants

  March 19/01    3,000,000      Common    $0.005    Private
                                                    Placement

  The above noted shares were issued without registration under the Securities Act in reliance on the exemption provided by Rule 506 and/or
  Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering to Consultants or to companies owned or controlled by Consultants or Officers of the Company.


  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.


    Results of Operations

    Year Ended March 31, 2001 Compared to Year Ended March 31, 2000

         Revenues. Net revenues were $0 for the year ended March 31, 2001 compared to $0 for the year ended March 31, 2000.

         General and administrative expenses. General and administrative expense decreased by 88% from $625,585 for the year ended March 31, 2000 to $75,091 for the year ended March 31, 2001. The decrease in general and administrative expenses was primarily attributable to the Board of Directors decision to cease operations.

         Losses from Continuing Operations. Losses from continuing operations totaled $(75,091), for the year ended March 31, 2001, as compared to losses of $(796,123) for the year ended March 31, 2000. The decrease in general and administrative expenses was primarily attributable to the Board of Directors decision to cease operations.

         Losses from  Discontinued  Operations.  In 1999 the Board
    of Directors of the Company voted to discontinue the mining operations due to a lack of funding and low precious metal prices. Losses from discontinued operations totaled $6,031,215 for the year ending
    March 31, 1999.   For both of the years ended March 31, 2000 and March
    31, 2001 the Company had no  losses  from discontinued  operation.

         Going Concern Issue:   Our independent auditors have expressed a
    going concern issue. The ability of the Company to continue as a going concern is dependant upon its ability to successfully attain profitable operations. The company does not have an established source of funds sufficient to cover its operating costs and accordingly there is substantial doubt about its ability to continue as a going concern.

    Certain Factors Affecting Future Operating Results

         This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. We believe that in order to commence active operations, we must acquire an operating company. We will continue to look for potential business opportunities; however we are solely dependent upon the efforts of our chief executive officer in this area. We have only limited funds available to aid in the search of a business opportunity and there can be no assurance that we will raise additional capital to enable us to acquire a suitable potential business opportunity, or that we will ever acquire such business opportunity.

    See Item 1 for management's discussion of future plans for the Company.

      Dependence on Key Personnel

    The Company does not currently have any key personnel.


      ITEM 7. FINANCIAL STATEMENTS

    Financial Statements for the year ended March 31, 2001

    Independent Auditors Report

    Consolidated Balance Sheet  - March 31, 2001

    Consolidated Statement of Operations for the period ended March 31, 2001

    Consolidated Statements of Stockholders Equity to March 31, 2001

    Consolidated Statements of Cash Flows to March 31, 2001

    Notes to Consolidated Financial Statements

                         PHANTOMFILM.COM
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2001

                         C O N T E N T S



Independent Auditors' Report                                 3

Consolidated Balance Sheet                                   4

Consolidated Statements of Operations                        5

Consolidated Statements of Stockholders' Equity (Deficit)    6

Consolidated Statements of Cash Flows                       11

Notes to the Consolidated Financial Statements              13

                   INDEPENDENT AUDITORS' REPORT


The Board of Directors
PhantomFilm.com
(A Development Stage Company)
Vancouver, B.C. Canada

We have audited the accompanying consolidated balance sheet of PhantomFilm.com (a development stage company) as of March 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2001 and 2000 and from inception on November 10, 1995 through March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PhantomFilm.com. (a development stage company) as of March 31, 2001 and the consolidated results of their operations and their cash flows for the years ended March 31, 2001 and 2000 and from inception on November 10, 1995 through March 31, 2001 in conformity with generally accepted accounting principles.

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


/S/HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
May 30, 2001

                         PHANTOMFILM.COM
                  (A Development Stage Company)
                    Consolidated Balance Sheet

                              ASSETS

                                                            March 31,
                                                              2001
CURRENT ASSETS

 Cash                                                       $           -
 Prepaid expenses                                                   1,333

  Total Current Assets                                              1,333

FURNITURE AND EQUIPMENT, NET (Note 4)                                   -

  TOTAL ASSETS                                              $       1,333

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Cash overdraft                                             $          11
 Accounts payable                                                   3,444
 Notes payable related party                                       27,999
 Reserve for discontinued operations (Note 5)                     205,676

  Total Current Liabilities                                       237,130

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock: 10,000,000 shares authorized of $0.001
  par value, 2,000,000 shares issued and outstanding                2,000
 Common stock: 100,000,000 shares authorized of $0.001 par value,
  12,052,384 shares issued and outstanding                         12,052
 Additional paid-in capital                                    11,555,441
 Stock subscriptions receivable                                   (24,346)
   Deficit accumulated during the development stage           (11,780,944)

  Total Stockholders' Equity (Deficit)                           (235,797)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $    1,333

The accompanying notes are an integral part of these consolidated financial statements.

                         PHANTOMFILM.COM
                  (A Development Stage Company)
              Consolidated Statements of Operations
                                                                 From
                                                             Inception on
                                                             November 10,
                                        For the Years Ended  1995 Through
                                             March 31,         March 31,
                                           2001        2000      2001
REVENUES                                 $         - $       -  $          -

EXPENSES

 Depreciation and amortization                     -   170,538       170,538
 General and administrative                   75,091   625,585       700,676

         Total Expenses                       75,091   796,123       893,735

LOSS FROM OPERATIONS                         (75,091) (796,123)     (893,735)

LOSS FROM DISCONTINUED
 OPERATIONS (Note 5)                               -         -   (10,909,730)

NET LOSS                                    $(75,091)$(796,123) $(11,780,944)

BASIC LOSS PER SHARE OF
 COMMON STOCK                               $  (0.01)$   (0.13)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                        7,277,354  6,013,963

The accompanying notes are an integral part of these consolidated financial statements.

                         PHANTOMFILM.COM
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)
                                    Preferred Stock        Common Stock
                                   Shares     Amount     Shares     Amount


Balance at November 10, 1995
(Inception)                            -       $     -           - $       -

Common stock issued for cash at
approximately $0.00 per share          -             -           -         -

Currency translation adjustment        -             -           -         -

Net loss for the year ended
March 31, 1996                         -             -           -         -

Balance, March 31, 1996                -             -           -         -

Common stock issued for cash at
approximately $3.80 per share          -             -     288,500       288

Common stock issued for services
at approximately $7.60 per share       -             -      11,500        12

Currency translation adjustment        -             -           -         -

Net loss for the year ended
March 31, 1997                         -             -           -         -

Balance, March 31, 1997                -             -     300,000       300

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                        (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                  Preferred Stock         Common Stock
                                 Shares     Amount       Shares    Amount
Balance, March 31, 2000           2,000,000 $    2,000   7,083,142 $   7,083

Common stock issued for services
at $0.08 per share                        -          -     100,000       100

Stock issued for cash at $0.005
per share                                 -          -   4,869,242     4,869

Additional expense through
extension and revaluation of
warrants                                  -          -           -         -

Net loss for the year ended
March 31, 2001                            -          -           -         -

Balance, March 31, 2001           2,000,000 $    2,000  12,052,384 $  12,052

                                                                   Deficit
                                                                 Accumulated
                         Additional     Stock         Other       During the
                        Paid-in     Subscription  Comprehensive  Development
Balance, March 31, 1999        $10,034,492 $     -     $     - $(10,909,730)

Common stock issued for debt
at $2.50 per share                 520,210       -           -            -

Common stock issued for cash
 at $0.50 per share                 49,900       -           -            -

Common stock issued for
services at approximately
$0.46 per share                    552,699       -           -            -

Common stock issued for
License at $0.50 per share         124,750       -           -            -

Cancellation of common stock        (3,748)      -           -            -

Change in preferred stock at
par value                          198,000       -           -            -

Net loss for the year ended
March 31, 2000                         -         -           -     (796,123)

Balance, March 31, 2000        $11,476,303    $  -        $  - $(11,705,853)

                                                                   Deficit
                                                                 Accumulated
                         Additional     Stock         Other       During the
                        Paid-in     Subscription  Comprehensive  Development
Balance, March 31, 2000        $11,476,303   $   -        $  - $(11,705,853)

Common stock issued for services
at $0.08 per share (unaudited)       7,900       -           -            -

Stock issued for cash at $0.005
per share                           19,477   (24,346)        -            -

Additional expense through
extension and revaluation of
warrants                            51,761       -           -            -

Net loss for the year ended
March 31, 2001                           -       -           -      (75,091)

Balance, March 31, 2001        $11,555,441  $(24,346)     $  - $(11,780,944)

The accompanying notes are an integral part of these consolidated financial statements.

                         PHANTOMFILM.COM
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                                                                 From
                                                             Inception on
                                                             November 10,
                                        For the Years Ended  1995 Through
                                             March 31,         March 31,
                                           2001        2000      2001
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                               $    (75,091) $(796,123)$(11,780,944)
 Adjustments to reconcile net loss to
 net cash used by operating activities:
   Depreciation and amortization expense           -    170,538      194,021
   Stock issued for services                   8,000    550,150    3,526,273
   Bad debt expense                                -          -      224,941
   Write-off mineral property                      -          -    3,914,434
   Warrants extended below market value       51,761          -       68,981
   Currency translation adjustment                 -          -     (168,626)
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable      -          -     (213,312)
   (Increase) decrease in deposits and
    prepaid expenses                           9,344     36,502      (86,698)
   Increase (decrease) in accounts payable
    and accounts payable -related party        3,476     (8,650)     161,716
   Increase in reserve for discontinued
    operations                                     -          -      258,161

         Net Cash (Used) by Operating
         Activities                           (2,510)   (47,583)  (3,901,053)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                         -           -     (149,014)
 Purchase of mineral property and deferred
  exploration costs                               -           -   (2,762,539)

         Net Cash (Used) by Investing
         Activities                               -           -   (2,911,553)

CASH FLOWS FROM FINANCING ACTIVITIES

 Increase in cash overdraft                      11           -           11
 Proceeds from common stock                       -      50,000    5,340,175
 Proceeds on notes payable                        -           -    1,472,420

         Net Cash Provided by Financing
         Activities                              11      50,000    6,812,606

NET INCREASE (DECREASE) IN CASH              (2,499)      2,417            -

CASH AT BEGINNING OF PERIOD                   2,499          82            -

CASH AT END OF PERIOD                     $       -   $   2,499  $         -

The accompanying notes are an integral part of these consolidated financial statements.

                         PHANTOMFILM.COM
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                                                                 From
                                                             Inception on
                                                             November 10,
                                        For the Years Ended  1995 Through
                                             March 31,         March 31,
                                           2001        2000      2001
CASH PAID FOR:

 Interest                                $     -       $    -     $        -
 Income taxes                            $     -       $    -     $        -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for acquisition     $     -       $    -     $  394,062
 Common stock issued for debt conversion $     -       $191,000   $1,210,719
 Common stock issued for mineral
   properties                            $     -       $550,000   $  550,000
 Common stock issued for services        $ 8,000       $550,150   $3,526,273
 Common stock issued for license         $     -       $125,000   $  125,000
 Common stock issued for subscription    $24,346       $    -     $        -

The accompanying notes are an integral part of these consolidated financial statements.

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND HISTORY

     The consolidated financial statements presented are those of PhantomFilm.com (the Company). The Company was originally incorporated as Thermacor Technology, Inc. on September 21, 1984 under the laws of the State of Nevada. On March 26, 1997, the Company changed its name to Golden Panther Resources, Ltd. and on March 10, 1998, the Company changed its name to Panther Resources Ltd. On June 11, 2000, the Company changed its name to PhantomFilm.com.

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

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2001 and 2000


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

     c.  Basic Loss Per Share

                                               For the Year Ended
                                                  March 31, 2001

                          Loss                  Shares            Per Share
                         (Numerator)           (Denominator)       Amount

                         $ (75,091)              7,277,354       $  (0.01)

                                               For the Year Ended
                                                  March 31, 2000

                          Loss                  Shares            Per Share
                         (Numerator)           (Denominator)       Amount

                         $(796,123)              6,013,963       $  (0.13)

  The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

  d.  Provision for Taxes

  At March 31, 2001, the Company had net operating loss carryforwards of approximately $3,630,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the consolidated financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation account of the same amount.

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

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2001 and 2000


NOTE 2 -                    SIGNIFICANT ACCOUNTING POLICIES (Continued)

  g.  Foreign Currency Translation

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

  h.  Fair Value of Financial Instruments

  As at March 31, 2001, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

  i.  Principles of Consolidation

  The consolidated financial statements include the accounts of PhantomFilm.com; Golden Panther Resources, Incorporated; Golden
  Panther Investments, Ltd. and Panther Group, Ltd. All significant intercompany accounts have been eliminated.

  j.  Change in Accounting Principles

  The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principal had no material effect on the Company's consolidated financial statements.

  The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principal had no material effect on the Company's consolidated financial statements.

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2001 and 2000


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

  j.  Change in Accounting Principles (Continued)

  The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principal had no material effect on the Company's consolidated financial statements.

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

NOTE 4 - FURNITURE AND EQUIPMENT

                                                   2001
                                                   Accumulated     Net Book
                                          Cost     Depreciation     Value

       Office furniture and equipment    $ 71,260  $ 71,260      $      -
                                         $ 71,260  $ 71,260      $      -

       During the years ended March 31, 2001 and 2000, the Company expensed $-0- and $45,538 in depreciation, respectively.

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2001 and 2000


NOTE 5 - LOSS FROM DISCONTINUED OPERATIONS

       On March 31, 1999, the Board of Directors of the Company decided to discontinue the mining operations due to a lack of funding and low precious metal prices. The following is a summary of the loss from discontinued operations.

                                                        From
                                                     Inception on
                                                     November 10,
                                                     1995 Through
                                                       March 31,
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

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2001 and 2000


NOTE 6 - COMMITMENTS AND CONTINGENCIES

       Lease

       The Company has a month-to-month office lease agreement which calls for payments of $6,292 per month.

       Licensing Agreement

       The Company canceled a non-exclusive Licensing Agreement with Alphatrade.com which required the following issuances of the Company's common stock:

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

     The share issuances were contingent on receiving a commercial product from Alphatrade.com. No product was received and no stock has been or will be issued in the foreseeable future.

NOTE 7 - OPTIONS AND WARRANTS

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

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2001 and 2000


NOTE 7 -  OPTIONS AND WARRANTS (Continued)

       The Company has the following outstanding warrants:

          Number of      Exercise       Number       Number      Expiration
           Warrants        Price       Exercised  Outstanding       Date

            7,500        $  0.005          -         7,500      July 26, 2005
            7,500        $  0.005          -         7,500      Dec. 11, 2005
          186,400        $  0.005    186,400             -      Apr. 13, 2005
          192,500        $  0.005    170,000        22,500       July 17,2005
          100,000        $  0.005    100,000             -    October 3, 2005
          500,000        $  0.005    500,000             -  February 15, 2005
          712,842        $  0.005    712,842             -       May 31, 2005
          300,000        $  0.005    200,000       100,000       July 1, 2005
        3,000,000        $   0.03          -     3,000,000     March 19, 2006

       The warrants were repriced on March 19, 2001 The exercise price was less than the trading price of the stock. Accordingly, a compensation expense was recorded of $51,761 per the Black Scholes calculation.

    ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                       None.

                             PART III


      ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information regarding the executive officers and directors of the Company:

    Name                Age  Position

    Gordon Muir         47   Founder, Chief Executive Officer,
                             Chairman, Director
    Penny Perfect*      47   Founder, Director
    Victor Cardenas*    50   Director, President
    Katharine Johnston* 47   Director, Secretary/Treasurer

    *  Member of the audit committee

    The Directors and Officers will serve until the next annual general meeting of the shareholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. All Officers serve at the will of the Board of Directors.

      VICTOR D. CARDENAS has served as a Director since September, 1998 and has served as President from March, 2000 to date. For over thirty years Mr. Cardenas was a Senior Level Manager with IBM and as such was involved
    in marketing, sales and computer software systems development.   Mr.
    Cardenas holds a Bachelors Degree in Electrical Engineering from IPN in Mexico City, Mexico and has attended a one year accelerated Business Management program in New York. He has also taken business education
    courses at Harvard University and Cambridge University, UK.    Mr.
    Cardenas is also the Chief Operating Officer and a Director of AlphaTrade.com.

    GORDON MUIR is a founding Director and serves as the Chief Executive Officer and Chairman. Mr. Muir is an independent investor and business
    consultant.    He was the founder of Navmaster Technologies, a company
    credited with developing the first GPS charting systems for the Marine Industry that relied on optical imaging instead of expensive and cumbersome computers. He has over fifteen years experience in senior level management in a variety of business mainly in the automotive and industrial industries. He also serves as the Chief Executive Officer and Chairman of AlphaTrade.com

    PENNY PERFECT is a founding Director and served as President until
    March, 2000.   Previously Ms. Perfect was the President of her own firm
    which was involved in providing Public Relations and Investment Banking
    services for early stage development companies.   Prior to establishing
    her own firm, Ms. Perfect was a stockbroker for over five years with a firm specializing in venture capital and capital pool financings. She was also involved in many aspects of tax advantaged investment products from structuring to actually raising the capital for the project. These projects involved restaurants, hotel operations, franchises, apartment blocks, mining companies, wineries, medical companies and many others. Ms. Perfect has a Bachelor of Education from the University of Alberta, Canada. She has ten years of study in the field of Neuro-Linquistic Programming. Ms. Perfect is also the President and a Director of AlphaTrade.com.

      KATHARINE JOHNSTON is a founding Director and is the Scretary/Treasurer. Previously Mrs. Johnston was the President and owner of her own company specializing in the administration and compliance with reporting requirements of public companies.

    Family Relationships

    Gordon Muir and Penny Perfect are married. There are no other family relationships between any other Directors or executive Officers of the Company.

    Compliance with Section 16 of the Exchange Act.

    Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended March 31, 2001, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

      ITEM 10.     EXECUTIVE COMPENSATION

    The following table shows compensation earned during fiscal 1999, 2000 and 2001 by the Chief Executive Officer, former President and Vice-President. Titles shown on the table are titles held at March 31, 2001. The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation.


                           SUMMARY COMPENSATION TABLE


                                                     Long Term and Other
                      Annual Compensation            Compensation
                      -------------------            ------------
Name and                                             Number of
2000                                                 Securities  All Other
Principal    Fiscal                    Other Annual  Underlying  Compensation

Positions    Year   Salary(1)   Bonus  Compensation(3) Options   (2)
---------    ----   ---------   -----  --------------- -------   ---

Gordon J.
Muir         2001   -----       -----   -----          -----     -----
Chief        2000   $138,600    -----   -----          -----     -----
Executive    1999   $537,500    $85,000 300,000        400,000   250,000
Officer                                 shares         shares    shares

Penny        2001   -----       -----   -----          -----    -----
Perfect      2000   $138,600    -----   -----          -----    -----
Former       1999   $537,500    $85,000 300,000        400,000   250,000
President                               shares         shares    shares

Katharine    2001   -----       -----   -----          -----    -----
Vice         2000   $35,000     -----   -----          -----    -----
President    1999   $52,500     -----   150,000        300,000  -----
                                        shares         shares


1)     Salaries are accrued but not paid.
2) Shares issued to companies in which the executive officers have a minority interest for voluntary cancellation of management contracts.
3) The Board approved grants of restricted stock to companies in which the above noted executive officers have a minority interest. The above noted disclosure should not be construed as an admission that he/she is the beneficial owner of these shares of common stock.


      Bonuses and Deferred Compensation

    None of the Directors or executive officers received a bonus or deferred compensation other than as noted above.

      Compensation Pursuant to Plans -  None

    Pension Table -  None   not applicable

    Other Compensation

    None of the Directors receive a fee for serving as Directors of the Company. Directors are reimbursed for direct out-of-pocket expenses for attendance at meetings of the Board of Directors and for expenses incurred for and on behalf of the Company.


    Director Compensation

      Directors of the Company receive no cash compensation for their services as directors, other than reimbursement for certain expenses in connection with attendance at board meetings.

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT

    The following table sets forth certain information concerning the stock ownership as of March 31, 2001, of: (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Company's common stock; and (ii) directly or indirectly by each director, by each person who was an executive officer during the fiscal year ending March 31, 2001 and by directors and executive officers of the Company as a group:


                                  Shares
                                  Beneficially
    Name of Beneficial Owner      Owned(1)(2)         Percent (2)

    Penny Perfect                 4,334,441(3)        36%
    Suite 400   1111 W. Georgia St.
    Vancouver, B.C.

    Gordon Muir                   4,334,441(4)        36%
    Suite 400   1111 W. Georgia St.
    Vancouver, B.C.

    Katharine Johnston               87,500          .07%
    Suite 400   1111 W. Georgia St.
    Vancouver, B.C.

    Victor Cardenas                    none
    Suite 400   1111 W. Georgia St.
    Vancouver, B.C.


    Ms. Perfect and Mr. Muir are spouses. Accordingly, each spouse's holdings may also be deemed to be beneficially owned by the other.


    All executive officers and directors
    as a group (four persons)     8,756,382           73%


    Class A Preferred

    All executive officers and
    Directors as a group          2,000,000          100%


    (1) The above noted disclosure should not be construed as an admission that each executive officer or director is the beneficial owner of these shares of common stock.
    (2) The percentages shown are calculated based upon 12,052,384 shares of common stock outstanding on March 31, 2001.
    (3)  Includes direct and indirect ownership.
    (4)  Includes direct and indirect ownership.



      STOCK INCENTIVE PLANS

    The Company does not currently have a stock option plan.


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

    The Company has common directors and officers with AlphaTrade.com.

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


      ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K


      Exhibit
      Number  Description of Exhibits


    Exhibits incorporated herein by reference - None.


    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PHANTOMFILM.COM


    Dated:  June 27, 2001                        By: /s/Victor Cardenas
                                                 Victor Cardenas
                                                 President



      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.


         Signature                Title                    Date


      /s/ Gordon Muir             Director            June 27, 2001
      Gordon J. Muir

      /s/  Penny Perfect          Director            June 27, 2001
      Penny Perfect

      /s/  Katharine Johnston     Director            June  27, 2001
      Katharine Johnston

     /s/ Victor Cardenas          Director            June 27, 2001
     Victor Cardenas