Form 10QSB
period 2001-06-30
PANTOMFILM COM
filed 2001-08-08
CIK 786129

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

                              June 30, 2001

                               12,052,384
                               ----------


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

                          June 30, 2001

                         PHANTOMFILM.COM
                  (A Development Stage Company)
                   Consolidated Balance Sheets

                              ASSETS

                                                 June 30,     March 31,
                                                  2001         2001
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                     $             -      $         -
 Prepaid expenses                                       -            1,333

  Total Current Assets                                  -            1,333

FURNITURE AND EQUIPMENT, NET                            -                -

  TOTAL ASSETS                            $             -      $     1,333

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Cash overdraft                           $                 17 $        11
 Accounts payable                                        3,977       3,444
 Notes payable, related party                           31,509      27,999
 Reserve for discontinued operations                   205,676     205,676

          Total Current Liabilities                    241,179     237,130

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred stock: 10,000,000 shares authorized of
      $0.001 par value, 2,000,000 shares issued and
      outstanding                                        2,000       2,000
     Common stock: 100,000,000 shares authorized of
      $0.001 par value, 12,052,384 shares issued and
      outstanding                                       12,052      12,052
     Additional paid-in capital                     11,555,441  11,555,441
     Stock subscriptions receivable                    (24,346)    (24,346)
     Deficit accumulated during the development
      stage                                        (11,786,326)(11,780,944)

          Total Stockholders' Equity (Deficit)        (241,179)   (235,797)

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
           (DEFICIT)                                $        -   $   1,333

The accompanying notes are an integral part of these consolidated financial statements.

                         PHANTOMFILM.COM
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)
                                                                 From
                                                             Inception on
                                                             November 10,
                                For the Three Months Ended   1995 Through
                                         June 30,              June 30,
                                2001             2000           2001
REVENUES                        $       -      $     -    $        -

EXPENSES

 Depreciation and amortization          -            -         170,538
 General and administrative           5,382       11,954       706,058
          Total Expenses              5,382       11,954       876,596

LOSS FROM OPERATIONS                 (5,382)     (11,954)     (876,596)

LOSS FROM DISCONTINUED
 OPERATIONS                             -            -     (10,909,730)

NET LOSS                        $    (5,382)   $ (11,954)$ (11,786,326)

BASIC LOSS PER SHARE OF
 COMMON STOCK                   $     (0.00)   $   (0.00)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING              12,052,384    7,083,142

The accompanying notes are an integral part of these consolidated financial statement.

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

CONTINUED

                                                                   Deficit
                                                                 Accumulated
                         Additional     Stock         Other       During the
                        Paid-in     Subscription  Comprehensive  Development
Balance, March 31, 1999        $10,034,492 $     -     $     - $(10,909,730)

Common stock issued for debt
at $2.50 per share                 520,210       -           -            -

Common stock issued for cash
 at $0.50 per share                 49,900       -           -            -

Common stock issued for
services at approximately
$0.46 per share                    552,699       -           -            -

Common stock issued for
License at $0.50 per share         124,750       -           -            -

Cancellation of common stock        (3,748)      -           -            -

Change in preferred stock at
par value                          198,000       -           -            -

Net loss for the year ended
March 31, 2000                         -         -           -     (796,123)

Balance, March 31, 2000        $11,476,303    $  -        $  - $(11,705,853)

                               PHANTOMFILM.COM
                      (Formerly Panther Resources, Ltd.)
                        (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                  Preferred Stock         Common Stock
                                 Shares     Amount       Shares    Amount
Balance, March 31, 2000           2,000,000 $    2,000   7,083,142 $   7,083

Common stock issued for services
at $0.08 per share                        -          -     100,000       100

Stock issued for cash at $0.005
per share                                 -          -   4,869,242     4,869

Additional expense through
extension and revaluation of
warrants                                  -          -           -         -

Net loss for the year ended
March 31, 2001                            -          -           -         -

Balance, March 31, 2001           2,000,000 $    2,000  12,052,384 $  12,052

Net loss for three months

ended June 30, 2001
(unaudited)                             -          -           -         -

Balance, June 30, 2001
(unaudited)                       2,000,000  $   2,000  12,052,384  $ 12,052

                                                                   Deficit
                                                                 Accumulated
                         Additional     Stock         Other       During the
                        Paid-in     Subscription  Comprehensive  Development
Balance, March 31, 2000        $11,476,303   $   -        $  - $(11,705,853)

Common stock issued for services
at $0.08 per share (unaudited)       7,900       -           -            -

Stock issued for cash at $0.005
per share                           19,477   (24,346)        -            -

Additional expense through
extension and revaluation of
warrants                            51,761       -           -            -

Net loss for the year ended
March 31, 2001                           -       -           -      (75,091)

Balance, March 31, 2001        $11,555,441  $(24,346)     $  - $(11,780,944)

Net loss for the three months
ended June 30, 2001 (unaudited)          -       -           -       (5,382)

Balance, June 30, 2001
(unaudited)                    $11,555,441  $(24,346)     $  - $(11,786,326)

The accompanying notes are an integral part of these consolidated financial statements.

                         PHANTOMFILM.COM
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                                 From
                                                             Inception on
                                                             November 10,
                                For the Three Months Ended   1995 Through
                                         June 30,              June 30,
                                2001             2000           2001
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                      $       (5,382)$  (11,954)  $(11,786,326)
 Adjustments to reconcile net
 loss to net cash used by
 operating activities:
   Depreciation and amortization
   expense                                -          -          194,021
   Stock issued for services              -          -        3,526,273
   Bad debt expense                       -          -          224,941
   Write-off mineral property             -          -        3,914,434
   Issuance of warrants                   -          -           68,981
   Currency translation adjustment        -          -         (168,626)
 Changes in operating assets and
 liabilities:
   (Increase) decrease in accounts
    receivable                            -          -         (213,312)
   (Increase) decrease in deposits
    and prepaid expenses                1,333     10,677        (85,365)
   Increase (decrease) in accounts
    payable and accounts payable -
    related party                       4,043     (2,826)       165,759
   Increase in reserve for
    discontinued operations               -          -          258,161

       Net Cash (Used) by
       Operating Activities                (6)    (4,103)    (3,901,059)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                 -          -         (149,014)
 Purchase of mineral property and
  deferred exploration costs              -          -       (2,762,539)

       Net Cash (Used) by
       Investing Activities               -          -       (2,911,553)

CASH FLOWS FROM FINANCING ACTIVITIES

 Increase in cash overdraft                 6      1,604             17
 Proceeds from common stock               -          -        5,340,175
 Proceeds on notes payable                -          -        1,472,420

       Net Cash Provided by
       Financing Activities                 6      1,604      6,812,612

NET INCREASE IN CASH                      -       (2,499)           -

CASH AT BEGINNING OF PERIOD               -        2,499            -

CASH AT END OF PERIOD          $          -    $     -      $       -

The accompanying notes are an integral part of these consolidated financial statements.

                         PHANTOMFILM.COM
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)
                                                                 From
                                                             Inception on
                                                             November 10,
                                For the Three Months Ended   1995 Through
                                         June 30,              June 30,
                                2001             2000           2001
CASH PAID FOR:

 Interest                      $             -       $     -     $   -
 Income taxes                  $             -       $     -     $   -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for
  acquisition                  $             -       $     -     $   394,062
 Common stock issued for debt
  conversion                   $             -       $     -     $ 1,210,719
 Common stock issued for
  mineral properties           $             -       $     -     $   550,000
 Common stock issued for
  services                     $             -       $     -     $ 3,518,273
 Common stock issued for
  license                      $             -       $     -     $   125,000

The accompanying notes are an integral part of these consolidated financial statements.

                         PHANTOMFILM.COM
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                      June 30, 2001 and 2000

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and 1998 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2001 audited consolidated financial statements. The results of operations for period ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

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

          Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public through a "reverse" reorganization or merger.

Results of Operation.
---------------------

          We have incurred significant losses since inception on November 10, 1995. From inception to June 30, 2001, the Company has incurred a net loss of $11,786,326, with a net loss of $5,382 for the three months ended June 30, 2001.

Liquidity
---------

         As of June 30, 2001, the Company had $0 current assets, with $241,179 in current liabilities and ($241,179) in total stockholders' equity.

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

                                      PHANTOMFILM.COM


Date: 8-8-01                        By /s/ Victor Cardenas
     --------------                   -------------------------------------
                                        Victor Cardenas
                                        President/Director

Date: 8-8-01                        By /s/ Gordon Muir
     --------------                   -------------------------------------
                                        Gordon Muir
                                        CEO/Director

Date: 8-8-01                        By /s/ Penny Perfect
     --------------                   -------------------------------------
                                        Penny Perfect
                                        Director

Date: 8-8-01                        By /s/ Katharine Johnston
     --------------                   -------------------------------------
                                        Katharine Johnston
                                        Director