Form 10QSB
period 2001-09-30
PANTOMFILM COM
filed 2001-11-15
CIK 786129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                 FORM 10-Q SB/A

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter report ended September 30, 2001
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from to ___________

                        Commission File number 000-14869

                                  KOMODO, INC.
   (Exact name of small business issuer as registrant as specified in charter)

         Nevada                                              95-3932052
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

        Suite 400, 1111 West Georgia Street, Vancouver, BC Canada V6E4M3
                     (Address of principal executive office)

          Registrants telephone no., including area code (604) 689-5377

                                      N/A.
                    (Former name, changed since last report)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

     Class                              Outstanding as of  September 30, 2001
Common Stock, $0.001                              828,420
                                        i





                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                              Page

Item 1.                    Consolidated Financial Statements           1

                           Consolidated Balance Sheets  September 30, 2001
                              And December 30, 2000                    2

                           Consolidated Statements of Operations   nine months
                              Ended September 30, 2001
                              and September 30, 2000                   3

                           Consolidated Statement
                           of Stockholders Equity                      4 - 8

                           Consolidated Statements of Cash Flows  nine months
                                Ended September 30, 2001
                                and September 30, 2000                 9 - 10

                           Notes to Consolidated Financial Statements  11

Item 2.                    Managements Discussion and Analysis and
                              Result of  Operations                    12-13




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                          13

Item 2.                    Changes in Security                        13

Item 3.                    Defaults Upon Senior Securities            14

Item 4.                    Submission of Matter to a Vote of          14
                               Securities Holders

Item 5.                    Other Information                          14

Item 6.                    Exhibits and Reports on Form 8-K           15

                           Signatures                                 S-1






                                       ii



                          PART 1 FINANCIAL INFORMATION

                           Item 1. Financial Statement


     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     The unaudited balance sheet of the Company as of September 30, 2001, and the related audited balance sheet of the Company as of December 31, 2000, the unaudited statement of operations and cash flows for the nine months ended and the audited statements of stockholders equity for the period from December 31, 1997 through December 31, 2000 and the unaudited stockholders equity for the period January 1, 2001 through September 30, 2001 are attached hereto and incorporated herein by this reference.

     Operating results for the quarters ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.







                                  KOMODO, INC.
                           (Formerly PhantomFilm.com)
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      September 30, 2001 and March 31, 2001




                                  KOMODO, INC.
                           (Formerly PhantomFilm.com)
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS

                                                    September 30,     March 31,
                                                     2001            2001
                                                 (Unaudited)
CURRENT ASSETS

Cash$                                                         -             $ -
Prepaid expenses                                              -           1,333

Total Current Assets                                          -           1,333

FURNITURE AND EQUIPMENT, NET                                  -               -

TOTAL ASSETS                                 $                -    $      1,333

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

Cash overdraft                                     $          9    $         11
Accounts payable                                          4,043           3,444
Notes payable, related party                             25,059          27,999
Reserve for discontinued operations                     205,676         205,676


Total Current Liabilities                               234,787         237,130

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY (DEFICIT)

Preferred stock: 10,000,000
shares authorized of
$0.001 par value,
2,000,000 shares issued and
outstanding                                               2,000           2,000
Common stock: 100,000,000
shares authorized of
$0.001 par value, 828,420
shares issued and
outstanding at September
30, 2001 and
401,752 at
March 31, 2000                                              828             402
Additional paid
in capital                                           11,595,465      11,567,091
Stock subscriptions
receivable                                              (43,421)        (24,346)
Deficit accumulated
during the development stage                        (11,789,659)    (11,780,944)

Total Stockholders
Equity (Deficit)                                       (234,787)       (235,797)

TOTAL LIABILITIES
AND STOCKHOLDERS EQUITY
(DEFICIT)                                    $                -    $      1,333


                                  KOMODO, INC.
                           (Formerly PhantomFilm.com)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                For the three Months Ended
                                                           September 30,
                                                     2001              2000

REVENUES                                     $              -  $        -
EXPENSES

   Depreciation and amortization                            -                -
   General and administrative                           3,333              615

     Total Expenses                                     3,333              615

LOSS FROM OPERATIONS                                   (3,333)            (615)

LOSS FROM DISCONTINUED
 OPERATIONS                                                 -                -

NET LOSS                                     $         (3,333) $          (615)

BASIC LOSS PER SHARE OF
 COMMON STOCK                                $          (0.01) $         (0.00)
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                   440,077          236,109


                                                                From
                                                            Inception on
                                                            November 10,
                                For the Six Months Ended    1995 through
                                      September 30,         September 30
                                2001            2000           2001





REVENUES                  $             -$              -$             -

EXPENSES

Depreciation
and amortization                        -               -        170,538
General and
administrative                      8,715          12,569        879,929

Total Expenses                      8,715          12,569       (879,929)

LOSS FROM OPERATIONS               (8,715)        (12,569        (879,929)

LOSS FROM DISCONTINUED
OPERATIONS                              -               -    (10,909,730)

NET LOSS                          $ (8,715)  $    (12,569)   $(1,789,659)

BASIC LOSS PER SHARE OF
COMMON STOCK                 $      (0.02)    $   (0.05)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                440,077         236,109


                                  KOMODO, INC.
                           (Formerly PhantomFilm.com)



                          (A Development Stage Company)
            Consolidated Statements of Stockholders Equity (Deficit)


                                                        Preferred Stock
                                                Shares           Amount

Balance at November 10, 1995
  (Inception)                                      -   $             -

Common stock issued for cash at
  approximately $0.00 per share                    -                 -

Currency translation adjustment                    -                 -

Net loss for the year ended
  March 31, 1996                                   -                 -

Balance, March 31, 1996                            -                 -

Common stock issued for cash at
  approximately $3.80 per share                    -                 -
Common stock issued for services
  at approximately $7.60 per share                 -                 -

Currency translation adjustment                    -                 -

Net loss for the year ended
  March 31, 1997                                   -                 -

Balance, March 31, 1997                            -   $             -








                                      Common Stock
                                    Shares    Amount

Balance at November 10, 1995
(Inception)                        $    -   $    -

Common stock issued for cash at
approximately $0.00 per share           -        -

Currency translation adjustment         -        -

Net loss for the year ended
March 31, 1996                          -        -

Balance, March 31, 1996                 -        -

Common stock issued for cash at
approximately $3.80 per share       9,617       10

Common stock issued for services
at approximately $7.60 per share      384        -

Currency translation adjustment         -        -

Net loss for the year ended
March 31, 1997                          -        -

Balance, March 31, 1997            10,001   $   10




                                      Additional        Stock
                                        Paid in      Subscription
                                       Capital         Receivable


Balance at November 10, 1995
(Inception)                    $            -       $       -


Common stock issued for cash at
approximately $0.00 per share               -               -

Currency translation adjustment             -               -

Net loss for the year ended
March 31, 1996                              -               -

Balance, March 31, 1996                     -               -

Common stock issued for cash at
approximately $3.80 per share       1,089,477               -

Common stock issued for services
at approximately $7.60 per share       87,556               -

Currency translation adjustment             -               -
Net loss for the year ended
March 31, 1997                              -               -

Balance, March 31, 1997            $1,177,033   $           -


                                                        Deficit
                                                        Accumulated
                                        Other           During the
                                        Comprehensive   Developement
                                        Income (Loss)   Stage

Balance at November 10, 1995
(Inception)                            $     -    $         -

Common stock issued for cash at
approximately $0.00 per share                -              -

Currency translation adjustment         (1,230)             -

Net loss for the year ended
March 31, 1996                               -       (157,549)

Balance, March 31, 1996                 (1,230)      (157,549)

Common stock issued for cash at
approximately $3.80 per share                -              -

Common stock issued for services
at approximately $7.60 per share             -              -

Currency translation adjustment          8,542              -

Net loss for the year ended
March 31, 1997                               -     (1,388,389)

Balance, March 31, 1997            $     7,312    $(1,545,938)






The accompanying notes are an integral part of these consolidated financial statements.



                                  KOMODO, INC.
                           (Formerly PhantomFilm.com)
                          (A Development Stage Company)
      Consolidated Statements of Stockholders Equity (Deficit) (Continued)



                                                        Preferred Stock
                                                Shares          Amount

Balance, March 31, 1997                            -   $             -

Recapitalization (Note 1)                          -                 -

Common stock issued for cash at
  approximately $3.60 per share                    -                 -

Common stock issued for services
  at approximately $3.60 per share                 -                 -

Issuance of warrants                               -                 -

Common stock issued for debt at
  approximately $2.60 per share                    -                 -

Common stock issued for mineral
  properties at $10.00 per share                   -                 -

Preferred stock issued for services
  at $1.80 per share                       2,000,000           200,000

Currency translation adjustment                    -                 -

Net loss for the year ended
  March 31, 1998                                   -                 -

Balance, March 31, 1998                    2,000,000   $       200,000









                                        Common Stock
                                        Shares      Amount

Balance, March 31, 1997                10,001   $    10

Recapitalization (Note 1)              41,030        41

Common stock issued for cash at
approximately $3.60 per share          20,359        20

Common stock issued for services
at approximately $3.60 per share       11,222        11

Issuance of warrants                        -         -

Common stock issued for debt at
approximately $2.60 per share         382,800        13

Common stock issued for mineral
properties at $10.00 per share         55,000         2

Preferred stock issued for services
at $1.80 per share                          -         -

Currency translation adjustment             -         -

Net loss for the year ended
March 31, 1998                              -         -
Balance, March 31, 1998                97,206   $    97






                                        Addditional     Stock
                                        paid in         subscription
                                        capital         receivable

Balance, March 31, 1997               $1,177,033$           -

Recapitalization (Note 1)                394,021            -

Common stock issued for cash at
approximately $3.60 per share          2,822,107     (100,000)

Common stock issued for services
at approximately $3.60 per share       1,179,615     (154,281)

Issuance of warrants                      17,220            -

Common stock issued for debt at
approximately $2.60 per share            995,706            -

Common stock issued for mineral
properties at $10.00 per share           549,998            -

Preferred stock issued for services
at $1.80 per share                       160,000            -

Currency translation adjustment                -            -

Net loss for the year ended
March 31, 1998                                 -            -

Balance, March 31, 1998               $7,295,700   $ (254,281)








                                                        Deficit
                                                        Accumulated
                                        Other           During the
                                        Comprehensive   Deveopment
                                        Income (Loss)   Stage

Balance, March 31, 1997               $     7,312   $(1,545,938)

Recapitalization (Note 1)                       -             -

Common stock issued for cash at
approximately $3.60 per share                   -             -

Common stock issued for services
at approximately $3.60 per share                -             -

Issuance of warrants                            -             -

Common stock issued for debt at
approximately $2.60 per share                   -             -

Common stock issued for mineral
properties at $10.00 per share                  -             -

Preferred stock issued for services
at $1.80 per share                              -             -

Currency translation adjustment           260,719             -

Net loss for the year ended
March 31, 1998                                  -    (3,332,577)

Balance, March 31, 1998               $    68,031   $(4,878,515)

     The accompanying notes are an integral part of these consolidated financial statements.






                                  KOMODO, INC.
                           (Formerly PhantomFilm.com)
                          (A Development Stage Company)
      Consolidated Statements of Stockholders Equity (Deficit) (Continued)


                                                Preferred Stock
                                                Shares      Amount




Balance, March 31, 1998                    2,000,000   $       200,000

Common stock issued for cash at
 approximately $1.40 per share                     -            -


Common stock issued for services
 at approximately $1.50 per share                  -            -


Receipt of subscription receivable                 -            -

Common stock issued for debt at
 approximately $2.00 per share                     -            -

Currency translation adjustment                    -            -

Net loss for the year ended
 March 31, 1999                                    -                 -

Balance, March 31, 1999                    2,000,000   $       200,000




                                        Common Stock
                                       Shares    Amount
Balance, March 31, 1998               97,206   $    97

Common stock issued for cash at
approximately $1.40 per share         28,545        29


Common stock issued for services
at approximately $1.50 per share      34,091        34


Receipt of subscription receivable         -         -

Common stock issued for debt at
approximately $2.00 per share            400         -

Currency translation adjustment            -         -

Net loss for the year ended
March 31, 1999                             -         -
Balance, March 31, 1999              160,242   $   160






                                        Additional    Stock
                                        paid in       subscription
                                        capital       receivable


Balance, March 31, 1998              $ 7,295,700   $  (254,281)
Common stock issued for cash at
approximately $1.40 per share          1,224,251             -

Common stock issued for services
at approximately $1.50 per share       1,495,188

Receipt of subscription receivable             -       254,281

Common stock issued for debt at
approximately $2.00 per share             24,000             -

Currency translation adjustment                -             -

Net loss for the year ended
March 31, 1999                                 -             -

Balance, March 31, 1999              $10,039,139 $           -



                                                        Deficit
                                                        accumulated
                                        other           during the
                                        comprehensive   development
                                        income (loss)   stage



Balance, March 31, 1998              $   268,031    $(4,878,515)

Common stock issued for cash at
approximately $1.40 per share                  -              -

Common stock issued for services
at approximately $1.50 per share               -              -

Receipt of subscription receivable             -              -

Common stock issued for debt at
approximately $2.00 per share                  -              -

Currency translation adjustment         (268,031)             -

Net loss for the year ended
March 31, 1999                                 -           (6,031,215)

Balance, March 31, 1999            $           -          (10,909,730)




The accompanying notes are an integral part of these consolidated financial statements.


                                  KOMODO, INC.
                           (Formerly PhantomFilm.com)
                          (A Development Stage Company)
      Consolidated Statements of Stockholders Equity (Deficit) (Continued)



                                                   Preferred Stock
                                              Shares        Amount


Balance, March 31, 1999                    2,000,000   $       200,000

Common stock issued for debt
 at $2.50 per share                                -                 -

Common stock issued for cash at
 $0.50 per share                                   -                 -

Common stock issued for services
 at approximately $0.46 per share                  -                 -

Common stock issued for license
 at $0.50 per share                                -                 -

Cancellation of common stock                       -                 -

Change in preferred stock at
 par value                                         -          (198,000)

Net loss for the year ended
 March 31, 2000                                    -                 -

Balance, March 31, 2000                    2,000,000   $         2,000





                                              Common Stock
                                        Shares          Amount

Balance, March 31, 1999               160,242    $      160
Common stock issued for debt
at $2.50 per share                     24,540            25

Common stock issued for cash at
$0.50 per share                         3,334             3

Common stock issued for services
at approximately $0.46 per share       39,743            40

Common stock issued for license
at $0.50 per share                      8,334             8

Cancellation of common stock              (84)            -

Change in preferred stock at
par value                                   -             -

Net loss for the year ended
March 31, 2000                              -             -

Balance, March 31, 2000             7,083,142    $    7,083


                                       Additional          Stock
                                        Paid in            Subscription
                                        Capital            Receivable

Balance, March 31, 1999            $ 10,039,139    $           -

Common stock issued for debt
at $2.50 per share                      520,921                -

Common stock issued for cash at
$0.50 per share                          49,997                -

Common stock issued for services
at approximately $0.46 per share        553,851                -

Common stock issued for license
at $0.50 per share                      124,992                -

Cancellation of common stock             (3,750)               -

Change in preferred stock at
par value                               198,000                -

Net loss for the year ended
March 31, 2000                                -                -

Balance, March 31, 2000            $ 11,476,303    $           -




                                                                     Deficit
                                                                   Accumulated
                                                        Other       During the
                                                    Comprehensive  Development
                                                    Income (Loss)     Stage

Balance, March 31, 1999                                  $    -    $(10,909,730)

Common stock issued for debt
at $2.50 per share                                            -              -

Common stock issued for cash at
$0.50 per share                                               -              -

Common stock issued for services
at approximately $0.46 per share                              -              -

Common stock issued for license
at $0.50 per share                                            -              -

Cancellation of common stock                                  -              -

Change in preferred stock at
par value                                                     -              -

Net loss for the year ended
March 31, 2000                                                -      (796,123)

Balance, March 31, 2000                           $           -    (11,705,853)




     The accompanying notes are an integral part of these consolidated financial statements.
                                  KOMODO, INC.
                           (Formerly PhantomFilm.com)
                          (A Development Stage Company)
      Consolidated Statements of Stockholders Equity (Deficit) (Continued)


                                                Preferred Stock
                                                Shares       Amount

Balance, March 31, 2000                    2,000,000   $         2,000
Stock issued for services at
 $0.08 per share                                   -                 -

Stock issued for cash at
 $0.005 per share                                  -                 -
Additional expense through
 extension and revaluation
 of warrants                                       -                 -

Net loss for the year ended
 March 31, 2001                                    -                 -

Balance, March 31, 2001                    2,000,000             2,000

Stock issued for cash at $0.005
 per share                                         -                 -

Stock issued for cash at $0.001
 per share                                         -                 -

Receipt of subscription receivable                 -                 -

Net loss for the six months
 ended September 30, 2001
 (unaudited)                                       -                 -

Balance, September 30, 2001
 (unaudited)                               2,000,000   $         2,000




                                        Common Stock
                                        Shares    Amount

Balance, March 31, 2000              236,109   $   236
Stock issued for services at
$0.08 per share                        3,334         3
Stock issued for cash at
$0.005 per share                     162,309       163

Additional expense through
extension and revaluation
of warrants                                -         -
Net loss for the year ended
March 31, 2001                             -         -

Balance, March 31, 2001              401,752       402

Stock issued for cash at $0.005
per share                            133,334       133

Stock issued for cash at $0.001
per share                            293,334       293

Receipt of subscription receivable         -         -

Net loss for the six months
ended September 30, 2001
(unaudited)                                -         -

Balance, September 30, 2001
(unaudited)                          828,420   $   828




                                        Additional     Stock
                                        Paid in        Subscription
                                        Capital        Receivable

Balance, March 31, 2000              $11,483,150 $           -
Stock issued for services at
$0.08 per share                            7,997             -
Stock issued for cash at
$0.005 per share                          24,183       (24,346)
Additional expense through
extension and revaluation
of warrants                               51,761             -

Net loss for the year ended
March 31, 2001                                 -             -

Balance, March 31, 2001               11,567,091       (24,346)

Stock issued for cash at $0.005
per share                                 19,867       (20,000)

Stock issued for cash at $0.001
per share                                  8,507        (8,800)

Receipt of subscription receivable             -         9,725

Net loss for the six months
ended September 30, 2001
(unaudited)                                    -             -
Balance, September 30, 2001
(unaudited)                          $11,595,465   $   (43,421)


                                                Deficit
                                                Accumulated
                                       Other    During the
                                 Comprehensive  Developement
                                 Income (Loss)  Stage

Balance, March 31, 2000              $    -   $(11,705,853)

Stock issued for services at
$0.08 per share                           -              -

Stock issued for cash at
$0.005 per share                          -              -

Additional expense through
extension and revaluation
of warrants                               -              -

Net loss for the year ended
March 31, 2001                            -        (75,091)

Balance, March 31, 2001                   -    (11,780,944)

Stock issued for cash at $0.005
per share                                 -              -

Stock issued for cash at $0.001
per share                                 -              -

Receipt of subscription receivable        -              -

Net loss for the six months
ended September 30, 2001
(unaudited)                               -         (8,715)

Balance, September 30, 2001          $    -   $(11,789,659)



     The accompanying notes are an integral part of these consolidated financial statements.

                                  KOMODO, INC.
                           (Formerly PhantomFilm.com)
                              (A Development Stage
                                    Company)
                     Consolidated Statements of Cash Flows




                                                                         From
                                                                   Inception on
                                                                    November 10,
                                  For the Three Months Ended        1995 Through
                                          September 30,            September 30,
                                            2001          2000           2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                               $     (8,715)   $    (12,569)$ 11,789,659
Adjustments to reconcile
net loss to net cash used
by operating activities:
Depreciation and
amortization expense                              -               -      194,021
Stock issued for
services                                          -               -    3,526,273
Bad debt expense                                  -               -      224,941
Write-off mineral
property                                          -               -    3,914,434
Issuance of
warrants                                          -               -       68,981
Currency translation
adjustment                                        -               -    (168,626)
Changes in operating
assets and liabilities:
(Increase) decrease
in accounts receivable                            -               -    (213,312)
(Increase) decrease
in deposits and
prepaid expenses                              1,333          10,677     (85,365)
Increase (decrease)
in accounts payable                             599          (2,158)    162,315
Increase in reserve for
discontinued operations                           -               -      258,161

Net Cash (Used) by
Operating Activities                         (6,783)         (4,050)   3,907,836

CASH FLOWS FROM
INVESTING ACTIVITIES

Purchase of fixed
assets                                            -               -    (149,014)
Purchase of mineral
property and deferred
exploration costs                                 -               -  (2,762,539)

Net Cash (Used)
by Investing Activities                           -               -   2,911,553)

CASH FLOWS FROM
FINANCING ACTIVITIES

Decrease in
cash overdraft                                   (2)          1,551           9
Proceeds from
common stock                                  9,725               -   5,349,900
Payments on notes
payable - related
party                                        (2,940)              -   1,469,480

Net Cash Provided
by Financing Activities                       6,783           1,551   6,819,389

NET INCREASE IN CASH                              -          (2,499)          -

CASH AT BEGINNING OF PERIOD                       -           2,499           -

CASH AT END OF PERIOD             $               $               -    $      -


                                  KOMODO, INC.
                           (Formerly PhantomFilm.com)
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                Inception on
                                                                 November 10,
                         For the Three Months Ended             1995 Through
                             September 30,                      September 30,
                                  2001           2000                 2001

CASH PAID FOR:

Interest                 $               -   $            $               -
Income taxes             $               -   $            $               -

NON-CASH
FINANCING ACTIVITIES

Common stock issued
for acquisition          $               -   $               -   $  394,062
Common stock issued
for debt conversion      $               -   $               -   $1,210,719
Common stock issued
for mineral properties   $               -   $               -   $  550,000
Common stock issued
for services             $               -   $               -   $3,518,273
Common stock issued
for license              $               -   $               -   $  125,000

                                  KOMODO, INC.
                           (Formerly PhantomFilm.com)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      September 30, 2001 and March 31, 2001


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for all periods presented have been made.


Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Companys March 31, 2001 audited consolidated financial statements. The results of operations for period ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2 -      GOING CONCERN

The Companys consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company intends to develop business on the internet. In the interim, management is committed to meeting the operational cash flow needs of the Company.

NOTE 3 -      CHANGE IN BUSINESS PLAN

On  September  27,  2001,   the  Companys   board  of  directors  and  majority
shareholders voted to (1) change the name of the Company to Komodo, Inc., (2) effect a reverse stock split of the issued and outstanding common stock on a 1-for-30 basis, and (3) change the business plan of the Company to include an e-commerce business which covers general revenues either through acquisitions, or otherwise. All references to common stock have been retroactively restated. When the Company has implemented its new business plan, all prior operations will be reclassified as discontinued operations.



                                  KOMODO, INC.
                           (Formerly PhantomFilm.com)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      September 30, 2001 and March 31, 2001


NOTE 4 - SUBSEQUENT EVENTS

On October 15, 2001, the Companys Board of Directors authorized the sale of 500,000 shares of common stock for cash in the amount of $500,000 at a purchase price of $1.00 per share.

On October 15, 2001, the Companys Board of Directors authorized the sale of 150,000 shares of common stock for cash in the amount of $37,500 at a purchase price of $0.25 per share.

On October 15, 2001, the Companys Board of Directors issued a cashless warrant to a related party to purchase 1,500,000 shares of common stock at an exercise price of $0.25 per share expiring October 15, 2011.


































                                  KOMODO, INC.

                                    FORM 10Q
                    For the period ending September 30, 2001


Managements Discussion and Analysis
Plan of Operation

As at the end of the quarter, the Company was not engaged in any substantive business activity. Subsequent to the end of the quarter the company entered into negotiations to acquire some technology in the virus protection field. The Company is in the process of completing this transaction. Upon completion, the corporate focus will be on developing a worldwide network for a web based email system, which combats and destroys viruses before they infect your computer and its documents. This technology incorporates a fundamentally different and unique approach to the delivery of email via the Internet. We believe that the protection of email or software downloads is a viable business opportunity for Komodo.

At the AGM held September 27th, 2001 the shareholders of the Company voted to focus the corporate direction towards the Internet, to change the name of the company to Komodo, Inc. and to reverse split the stock on a 30:1 ratio.

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We may use words such as "anticipates," "believes," "plans," "expects," "future," "intends," "may," "will," "should," "estimates," "predicts," "potential," "continue" and similar expressions to identify such forward-looking statements. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These forward-looking statements apply only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above and elsewhere in this Form 10-Q and readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.



                                       12

Results of Operations

We have incurred significant losses since inception on November 10, 1995. From inception to September 30, 2001, the Company has incurred a net loss of $11,789,659, with a net loss of $3,333 for the three months ended September 30, 2001.

For the majority of this quarter the Company was not engaged in any substantive business activity.

We estimate that existing sources of liquidity, forecasted funds from operations and the funds provided by anticipated capital activity will satisfy our projected working capital requirements through the remainder of fiscal 2001. Our ability to maintain sufficient liquidity through fiscal 2002 is particularly dependent on us achieving our corporate goals of developing a virus protection product. If we need to raise additional capital, such capital may not be available on acceptable terms, if at all. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners, existing investors or other parties.

Subsequent to the quarter the Company entered into the following equity transactions:

1. The sale of 150,000 common shares for cash in the amount of $37,500 at a purchase price of $0.25 per share.

2. The sale of 500,000 common shares for cash in the amount of $500,000 at a purchase price of $1.00 per share.

     3. The Companys Board of Directors issued a cashless warrant to a related party to purchase 1,500,000 shares of common stock at an exercise price of $.25 per share expiring October 15, 2011.


                            PART II OTHER INFORMATION


Item 1.       Legal Proceedings

              None

Item 2.        Changes in Securities

During the quarter the company issued the following shares for cash: 4,000,000 at $0.005 per share (133,334 post split) and 8,800,000 at $0.001 per share (293,334 post split). None of the above noted shares involved a public offering.
                                                                  13

Item 3.        Defaults Upon Senior Securities

              None; not applicable


Item 4       Submission of Matters to a Vote of Security Holders

     An annual meeting of the shareholders of PhantomFilm.com was held on the 27th of September, 2001. The following resolutions were passed at the meeting:

1. The following directors were re-elected: Gordon Muir, Penny Perfect, Victor Cardenas and Katharine Johnston.

2. Shareholder approval was obtained for the following amendments to the Articles of Incorporation:

Article I - to change the name of the Corporation from PhantomFilm.com to Komodo, Inc.

Article IV - to reverse split the issued and outstanding common shares of the Company in the ratio of one share for thirty, with fractional shares being rounded up to the nearest whole shares and with appropriate adjustments in the stated capital and additional paid in capital accounts. The authorized capital will remain constant.

3. Shareholder approval was obtained to the year 2001 Stock Option Plan for the Directors, Officers and key employees of the Company. The Directors were also given authority to issue shares to the Directors and Officers in lieu of compensation pursuant to an expanded bonus and stock option plan.

4. Shareholder approval was given to a change of business for the Company, including but not limited to, an e-commerce business that could generate revenues within the next 12 months either through the acquisition of an existing company or the acquisition of a technology company.


Item 5.     Other Information

              None; not applicable



                                       14

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

                  None

              (b) Report on Form 8-K
                  None




                                       15



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     KOMODO, INC.


Date:   November 14, 2001                            _________________________
                                                     By / s / Victor Cardenas
                                                     President / Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                                     KOMODO, INC.


Date: November 14, 2001                              ____________________
                                                     By / s / Victor Cardenas
                                                     President / Director


Date: November 14, 2001                              ____________________
                                                     By / s / Gordon Muir
                                                     CEO/Director

Date: Noveber 14, 2001
                                                     ____________________
                                                     By / s / Penny Perfect
                                                     Director

Date: November 14, 2001                              ____________________
                                                     By / s / Katharine Johnston
                                                     Director