Form 10QSB
period 2001-12-31
PANTOMFILM COM
filed 2002-02-21
CIK 786129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                 FORM 10-Q SB/A

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter report ended December 31, 2001
                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

                  Class                  Outstanding as of  December 31, 2001
Common Stock, $0.001                              1,528,420
                                                         i





                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                   Page

Item 1.                    Consolidated Financial Statements                1

                           Consolidated Balance Sheets  September 30, 2001
                              And December 30, 2000                         2

                           Consolidated Statements of Operations   nine months
                              Ended September 30, 2001 and
                              September 30, 2000                             3

                           Consolidated Statement of Stockholders Equity  4 - 9

                           Consolidated Statements of Cash Flows  nine months
                                Ended September 30, 2001 and
                                September 30, 2000                         10-11

                           Notes to Consolidated Financial Statements      12

Item 2.                    Managements Discussion and Analysis and
                              Result of  Operations                       13-14




                                            PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                               13

Item 2.                    Changes in Security                             13

Item 3.                    Defaults Upon Senior Securities                 14

Item 4.                    Submission of Matter to a Vote of               14
                               Securities Holders

Item 5.                    Other Information                               14

Item 6.                    Exhibits and Reports on Form 8-K                15

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

     The unaudited balance sheet of the Company as of December 31, 2001, and the related balance sheet of the Company derived from the Companys audited financial statements as of March 31, 2001, the unaudited statement of operations and cash flows for the nine months ended December 31, 2001 and the statements of stockholders equity for the period from December 31, 1997 through September 30, 2001 are attached hereto and incorporated herein by this reference.

     Operating results for the quarters ended December 31, 2001 are not necessarily indicative of the results that can be expected for the year ending March 31, 2002.








                                  KOMODO, INC.
                           (Formerly PhantomFilm.com)
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      December 31, 2001 and March 31, 2001





                                  KOMODO, INC.
                           (Formerly PhantomFilm.com)
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                                    December 31,    March 31,
                                                       2001           2001
(Unaudited)
CURRENT ASSETS

Cash$                                                         -             $ -
Prepaid expenses                                              -           1,333
Technology                                               62,500               -
Notes Receivable - related party                          9,191               -

Total Current Assets                                     71,691           1,333

FURNITURE AND EQUIPMENT, NET                                  -               -

TOTAL ASSETS                                       $     71,691    $      1,333

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

Cash overdraft                                     $         22    $         11
Accounts payable                                         65,303           3,444
Notes payable,
related party                                                 -          27,999
Reserve for
discontinued operations                                 205,676         205,676

Total Current Liabilities                               271,001         237,130

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY (DEFICIT)

Preferred stock: 10,000,000
shares authorized of
$0.001 par value, 2,000,000
shares issued and
outstanding                                               2,000           2,000
Common stock: 100,000,000
shares authorized of
$0.001 par value, 1,528,420
shares issued and
outstanding at
December 31, 2001 and
401,752 at March 31, 2000                                 1,528             402
Additional paid-in capital                           12,520,749      11,567,091
Stock subscriptions
receivable                                             (543,421)        (24,346)
Deficit accumulated during
the development stage                               (12,180,166)    (11,780,944)

Total Stockholders
Equity (Deficit)                                       (199,310)       (235,797)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY
(DEFICIT)                                          $     71,691    $      1,333

                                  KOMODO, INC.
                           (Formerly PhantomFilm.com)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)




                                                For the three Months Ended
                                                     1995 Through
                                                        December 31,
                                               2001              2000

REVENUES                          $              - $             -

EXPENSES

Depreciation and amortization                    -               -
General and administrative                 390,507           5,127

Total Expenses                             390,507           5,127

LOSS FROM OPERATIONS                      (390,507)         (5,127)

LOSS FROM DISCONTINUED
OPERATIONS                                       -               -

NET LOSS                            $     (390,507) $       (5,127)

BASIC LOSS PER SHARE OF
COMMON STOCK                        $        (0.34) $           (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                       1,148,799           236,109



                                                        From
                                                     Inception on
                                                     November 10
                            For the nine montsh          ended
                                December 31            December 31
                          2001              2000          2001

REVENUES              $             -$              - $             -

EXPENSES

Depreciation
and amortization                    -               -         170,538
General and
administrative                399,222          17,696       1,099,898

Total Expenses                399,222          17,696       1,270,436

LOSS FROM OPERATIONS         (399,222)        (17,696)     (1,270,436)

LOSS FROM DISCONTINUED
OPERATIONS
NET LOSS              $     (399,222) $      (17,696) $     (12,180,166)

BASIC LOSS
PER SHARE OF
COMMON STOCK              $    (0.52) $     (0.00)

WEIGHTED
AVERAGE NUMBER OF
SHARES OUTSTANDING            763,631         236,109


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


                                        Addiitonal       Stock
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


                                                        Deficit
                                                        Accumulated
                                          Other         During the
                                        Comprehensive   Development
                                        Incomes (loss)  Stage


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

                                  KOMODO, INC.
                           (Formerly PhantomFilm.com)
                          (A Development Stage Company)
      Consolidated Statements of Stockholders Equity (Deficit) (Continued)


                                                Preferred Stock
                                           Shares     Amount
Balance, March 31, 1997                      $            -

Recapitalization (Note 1)                     -           -

Common stock issued for cash at
approximately $3.60 per share                 -           -

Common stock issued for services
at approximately $3.60 per share              -           -

Issuance of warrants                          -           -

Common stock issued for debt at
approximately $2.60 per share                 -           -

Common stock issued for mineral
properties at $10.00 per share                -           -

Preferred stock issued for services
at $1.80 per share                    2,000,000     200,000

Currency translation adjustment               -           -

Net loss for the year ended
March 31, 1998                                -           -

Balance, March 31, 1998               2,000,000   $ 200,000




                                        Common stock
                                    shares       amount

Balance, March 31, 1997                10,001   $    10

Recapitalization (Note 1)              41,030        41

Common stock issued for cash at
approximately $3.60 per share          20,359        20

Common stock issued for services
at approximately $3.60 per share       11,222        11

Issuance of warrants                        -         -

Common stock issued for debt at
approximately $2.60 per share         382,800        13

Common stock issued for mineral
properties at $10.00 per share         55,000         2

Preferred stock issued for services
at $1.80 per share                          -         -

Currency translation adjustment             -         -

Net loss for the year ended
March 31, 1998                              -         -

Balance, March 31, 1998                97,206   $    97






                                        Additional       Stock
                                        paid in         subscription
                                        capital          receivable

Balance, March 31, 1997               $1,177,033$           -    $

Recapitalization (Note 1)                394,021            -

Common stock issued for cash at
approximately $3.60 per share          2,822,107     (100,000)

Common stock issued for services
at approximately $3.60 per share       1,179,615     (154,281)

Issuance of warrants                      17,220            -

Common stock issued for debt at
approximately $2.60 per share            995,706            -

Common stock issued for mineral
properties at $10.00 per share           549,998           --

Preferred stock issued for services
at $1.80 per share                       160,000            -

Currency translation adjustment                -            -

Net loss for the year ended
March 31, 1998                                 -            -

Balance, March 31, 1998               $7,295,700   $ (254,281)




                                                        Deficit
                                                        Accumulted
                                           Other        during the
                                       comprehensive    development
                                        Income(loss)    stage


Balance, March 31, 1997               $     7,312   $(1,545,938)

Recapitalization (Note 1)                       -             -

Common stock issued for cash at
approximately $3.60 per share                   -             -

Common stock issued for services
at approximately $3.60 per share                -             -

Issuance of warrants                            -             -

Common stock issued for debt at
approximately $2.60 per share                   -             -

Common stock issued for mineral
properties at $10.00 per share                  -             -

Preferred stock issued for services
at $1.80 per share                              -             -

Currency translation adjustment           260,719             -

Net loss for the year ended
March 31, 1998                                  -    (3,332,577)

Balance, March 31, 1998               $   268,031   $(4,878,515)





     The accompanying notes are an integral part of these consolidated financial statements.

                                  KOMODO, INC.
                           (Formerly PhantomFilm.com)
                          (A Development Stage Company)
      Consolidated Statements of Stockholders Equity (Deficit) (Continued)



                                        Preferred Stock
                                      Shares         Amount

Balance, March 31, 1998           2,000,000    $      200,000

Common stock issued for cash at
 approximately $1.40 per share             -                 -

Common stock issued for services
 at approximately $1.50 per share          -                 -

Receipt of subscription receivable         -                 -

Common stock issued for debt at
 approximately $2.00 per share             -                 -

Currency translation adjustment            -                 -

Net loss for the year ended
 March 31, 1999                           -            -

Balance, March 31, 1999           2,000,000    $      200,000



                                        Common stock
                                      shares    amount

Balance, March 31, 1998               97,206   $    97

Common stock issued for cash at
approximately $1.40 per share         28,545        29

Common stock issued for services
at approximately $1.50 per share      34,091        34

Receipt of subscription receivable         -         -

Common stock issued for debt at
approximately $2.00 per share            400         -

Currency translation adjustment            -         -

Net loss for the year ended
March 31, 1999                             -         -

Balance, March 31, 1999              160,242   $   160





                                        Additional       Stock
                                        paid in         subscription
                                        capital         receivable


Balance, March 31, 1998              $  7,295,700    $   (254,281)

Common stock issued for cash at
approximately $1.40 per share           1,224,251               -

Common stock issued for services
at approximately $1.50 per share        1,495,188               -

Receipt of subscription receivable              -         254,281

Common stock issued for debt at
approximately $2.00 per share              24,000               -

Currency translation adjustment                 -               -

Net loss for the year ended
March 31, 1999                                  -               -

Balance, March 31, 1999                              $10,039,139 $   -



                                                        Deficit
                                                        Accumulated
                                        Other           During the
                                        Comprehensive   Development
                                        income (Loss)   stage

Balance, March 31, 1998              $    268,031    $ (4,878,515)

Common stock issued for cash at
approximately $1.40 per share                   -               -

Common stock issued for services
at approximately $1.50 per share                -               -

Receipt of subscription receivable              -               -

Common stock issued for debt at
approximately $2.00 per share                   -               -

Currency translation adjustment          (268,031)              -

Net loss for the year ended
March 31, 1999                                  -      (6,031,215)

Balance, March 31, 1999               $         -    $(10,909,730    )



 The accompanying notes are an integral part of these consolidated financial statements.

                                  KOMODO, INC.
                           (Formerly PhantomFilm.com)
                          (A Development Stage Company)
      Consolidated Statements of Stockholders Equity (Deficit) (Continued)


                                        Preferred stock
                                      shares           amount

Balance, March 31, 1999           2,000,000    $      200,000
Common stock issued for debt
 at $2.50 per share                       -                 -

Common stock issued for cash at
 $0.50 per share                          -                 -

Common stock issued for services
 at approximately $0.46 per share          -                 -

Common stock issued for license
 at $0.50 per share                       -                 -

Cancellation of common stock              -                 -

Change in preferred stock at
 par value                                -          (198,000)

Net loss for the year ended
 March 31, 2000                           -                 -

Balance, March 31, 2000           2,000,000    $        2,000







                                        Common stock
                                       shares        amount


Balance, March 31, 1999               160,242    $      160

Common stock issued for debt
at $2.50 per share                     24,540
Common stock issued for cash at
$0.50 per share                         3,334             3

Common stock issued for services
at approximately $0.46 per share       39,743            40

Common stock issued for license
at $0.50 per share                      8,334             8

Cancellation of common stock              (84)            -

Change in preferred stock at
par value                                   -             -

Net loss for the year ended
March 31, 2000                              -             -

Balance, March 31, 2000             7,083,142    $    7,083



                                     Additional            Stock
                                     Paid in              Subscription
                                     Capital              Income (Loss)


Balance, March 31, 1999            $ 10,039,139    $           -

Common stock issued for debt
at $2.50 per share                      520,921                -

Common stock issued for cash at
$0.50 per share                          49,997                -

Common stock issued for services
at approximately $0.46 per share        553,851                -

Common stock issued for license
at $0.50 per share                      124,992                -

Cancellation of common stock             (3,750)               -

Change in preferred stock at
par value                               198,000                -

Net loss for the year ended
March 31, 2000                                -                -

Balance, March 31, 2000            $ 11,476,303    $           -



                                                          Deficit
                                                        Accumulated
                                           Other        During the
                                           Comprehensive  Developement
                                           Income (loss)  Stage


Balance, March 31, 1999            $              -   $(10,909,730)

Common stock issued for debt
at $2.50 per share                                -              -

Common stock issued for cash at
$0.50 per share                                   -              -

Common stock issued for services
at approximately $0.46 per share                  -              -

Common stock issued for license
at $0.50 per share                                -              -

Cancellation of common stock                      -              -

Change in preferred stock at
par value                                         -              -

Net loss for the year ended
March 31, 2000                                    -       (796,123)

Balance, March 31, 2000            $              -   $(11,705,853)




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                  KOMODO, INC.
                           (Formerly PhantomFilm.com)
                          (A Development Stage Company)
      Consolidated Statements of Stockholders Equity (Deficit) (Continued)

                                      Preferred Stock
                                      Shares       Amount

Balance, March 31, 2000           2,000,000    $        2,000

Stock issued for services at
 $0.08 per share                          -                 -

Stock issued for cash at
 $0.005 per share                         -                 -

Additional expense through
 extension and revaluation
 of warrants                              -                 -

Net loss for the year ended
 March 31, 2001                           -                 -

Balance, March 31, 2001           2,000,000    $        2,000



                                Common Stock
                                Shares     Amount


Balance, March 31, 2000        236,109   $   236

Stock issued for services at
$0.08 per share                  3,334         3

Stock issued for cash at
$0.005 per share               162,309       163

Additional expense through
extension and revaluation
of warrants                          -         -

Net loss for the year ended
March 31, 2001                       -         -

Balance, March 31, 2001        401,752   $   402









                                Additional           Stock
                                paid in              Subscription
                                capital              receivable

Balance, March 31, 2000        $11,483,150 $           -    $

Stock issued for services at
$0.08 per share                      7,997             -

Stock issued for cash at
$0.005 per share                    24,183       (24,346)

Additional expense through
extension and revaluation
of warrants                         51,761             -

Net loss for the year ended
March 31, 2001                           -             -

Balance, March 31, 2001        $11,567,091   $   (24,346)



                                                        Deficit
                                                        Accumulated
                                        Other           During the
                                        Comprehensive   Development
                                        Income (loss)   Stage



Balance, March 31, 2000        $              -   $(11,705,853)

Stock issued for services at
$0.08 per share                               -              -

Stock issued for cash at
$0.005 per share                              -              -

Additional expense through
extension and revaluation
of warrants                                   -              -

Net loss for the year ended
March 31, 2001                                -        (75,091)

Balance, March 31, 2001        $              -   $(11,780,944)




              The accompanying notes are an integral part of these
                       consolidated financial statements.




                                  KOMODO, INC.
                           (Formerly PhantomFilm.com)
                          (A Development Stage Company)
      Consolidated Statements of Stockholders Equity (Deficit) (Continued)

                                        Preferred Stock
                                   Shares          Amount

Balance, March 31, 2001           2,000,000    $        2,000

Stock issued for cash at $0.005
 per share (unaudited)                    -                 -

Stock issued for cash at $0.001
 per share (unaudited)                    -                 -

Receipt of subscription receivable
(unaudited)                               -                 -

Stock issued for debt at
 $0.25 per share (unaudited)              -                 -

Stock issued for cash at
 $1.00 per share (unaudited)              -                 -

Stock issued for technology at
 $1.25 per share (unaudited)              -                 -

Additional expense through
granting of warrants (unaudited)           -                 -

Net loss for the nine months
ended December 31, 2001
(unaudited)                               -                 -

Balance, December 31, 2001
 (unaudited)                      2,000,000    $        2,000


                                          Common stock
                                        shares      amount

Balance, March 31, 2001                401,752   $     402

Stock issued for cash at $0.005
per share (unaudited)                  133,334         133

Stock issued for cash at $0.001
per share (unaudited)                  293,334         293

Receipt of subscription receivable
(unaudited)                                  -           -

Stock issued for debt at
$0.25 per share (unaudited)            150,000         150

Stock issued for cash at
$1.00 per share (unaudited)            500,000         500

Stock issued for technology at
$1.25 per share (unaudited)             50,000          50

Additional expense through
granting of warrants (unaudited)             -           -

Net loss for the nine months
ended December 31, 2001
(unaudited)                                  -           -

Balance, December 31, 2001
(unaudited)                          1,528,420   $   1,528






                                      Additional       Stock
                                        paid in        Subscription
                                       Capital         Receivable



Balance, March 31, 2001              $11,567,091   $   (24,346)

Stock issued for cash at $0.005
per share (unaudited)                     19,867       (20,000)

Stock issued for cash at $0.001
per share (unaudited)                      8,507        (8,800)

Receipt of subscription receivable
(unaudited)                                    -         9,725

Stock issued for debt at
$0.25 per share (unaudited)               37,350             -

Stock issued for cash at
$1.00 per share (unaudited)              499,500      (500,000)

Stock issued for technology at
$1.25 per share (unaudited)               62,450             -

Additional expense through
granting of warrants (unaudited)         325,984             -

Net loss for the nine months
ended December 31, 2001
(unaudited)                                    -             -

Balance, December 31, 2001
(unaudited)                          $12,520,749   $  (543,421)





                                                        Deficit
                                                        Accumulated
                                                Other   During the
                                           Comprehensive   developement
                                           Income (loss)    stage



Balance, March 31, 2001              $              -   $(11,780,944)

Stock issued for cash at $0.005
per share (unaudited)                               -              -

Stock issued for cash at $0.001
per share (unaudited)                               -              -

Receipt of subscription receivable
(unaudited)                                         -              -

Stock issued for debt at
$0.25 per share (unaudited)                         -              -

Stock issued for cash at
$1.00 per share (unaudited)                         -              -

Stock issued for technology at
$1.25 per share (unaudited)                         -              -

Additional expense through
granting of warrants (unaudited)                    -              -

Net loss for the nine months
ended December 31, 2001
(unaudited)                                         -       (399,222)

Balance, December 31, 2001
(unaudited)                          $              -   $(12,180,166)


                                  KOMODO, INC.
                           (Formerly PhantomFilm.com)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                   Inception on
                                                                   November 10,
                                For the nine Months Ended         1995 Through
                                      December 31,                December 31,
                                    2001              2000             2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                         $   (399,222)   $    (12,569)   $(12,180,166)
Adjustments to
reconcile net loss to
net cash used
by operating activities:
Depreciation and
amortization expense                        -               -         194,021
Stock issued
for services                                -               -       3,526,273
Bad debt expense                            -               -         224,941
Write-off mineral
property                                     -               -       3,914,434
Issuance of warrants                  325,984               -         394,965
Currency translation
adjustment                                 -               -        (168,626)
Changes in operating
assets and liabilities:
(Increase) decrease
in accounts receivable                     -               -        (213,312)
(Increase) decrease
in deposits and
prepaid expenses                       1,333          10,677         (85,365)
Increase (decrease)
in accounts payable                     61,859          (2,158)        223,575
Increase in reserve
for discontinued operations                 -               -         258,161

Net Cash (Used) by
Operating Activities                   (10,046)         (4,050)     (3,911,099)


CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of
fixed assets                               -               -        (149,014)
Purchase of mineral
property and deferred
exploration costs                          -               -      (2,762,539)

Net Cash (Used)
by Investing Activities                    -               -      (2,911,553)

CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in
cash overdraft                            11           1,551              22
Proceeds from
common stock                            9,725               -       5,349,900
Payments on notes
payable - related party                   310               -       1,472,730

Net Cash Provided
by Financing Activities                10,046           1,551       6,822,652

NET INCREASE IN CASH                        -          (2,499)              -

CASH AT BEGINNING OF PERIOD                 -           2,499               -

CASH AT END OF PERIOD             $          -    $          -    $          -
                                  KOMODO, INC.
                           (Formerly PhantomFilm.com)
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                   From
                                                                  Inception on
                                                                  November 10,
                           For the Nine Months Ended              1995 Through
                                    December 31,                  December 31,
                           2001                  2000                 2001

CASH PAID FOR:

Interest                 $               -   $            $               -
Income taxes             $               -   $            $               -

NON-CASH FINANCING ACTIVITIES

Common stock issued
for acquisition of asset        $   62,500   $               -   $  456,562
Common stock issued
for debt conversion             $   37,500   $               -   $1,248,219
Common stock issued
for mineral properties   $               -   $               -   $  550,000
Common stock issued
for services             $               -   $               -   $3,518,273
Common stock issued
for license              $               -   $               -   $  125,000
Common stock issued
for subscription                $  528,800   $               -   $  528,800
Warrants granted
below market value              $  325,984   $               -   $  394,965


                                  KOMODO, INC.
                           (Formerly PhantomFilm.com)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      December 31, 2001 and March 31, 2001

NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2001 and 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Companys March 31, 2001 audited consolidated financial statements. The results of operations for period ended December 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 -      OPTIONS AND WARRANTS

The Company authorized the following additional outstanding warrants:

Number of    Exercise     Number              Number             Expiration
Warrants     Price      Exercised         Outstanding            Date

1,500,000   $   0.25       -               1,500,000        Oct. 15, 2011
  100,000   $   1.00       -                 100,000        Nov. 15, 2003

The exercise price was less than the fair value of the stock. Accordingly, a compensation expense was recorded of $325,984 per the Black Scholes calculation.

NOTE 4 -      TECHNOLOGY

On October 28, 2001, the Company entered into an agreement with Micro-American, Inc. to purchase virus protection software technology for further development by the Company to render the software technology suitable for commercial sale to
the  Companys  customers.   The  purchase  price  is  50,000  unregistered  and
restricted shares of the Company to be delivered upon execution of the agreement at the market price on the date of closing of $1.25 per share and 2,000,000 shares when and if the software technology is proven to be commercially viable at the sole determination of the Company.




Managements Discussion and Analysis
Plan of Operation

During the quarter the Company focused on setting up the development team for the E-Virus solutions which is a web based virus protection program for email and software downloads designed to combat and destroy viruses before they infect your computer and its documents. This technology incorporates a fundamentally different and unique approach to the delivery of email and the downloading of software on the Internet. We believe that the protection of email or software downloads is a viable business opportunity for Komodo.

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

                                               Results of Operations

We have incurred significant losses since inception on November 10, 1995. From inception to December 31, 2001, the Company has incurred a net loss of $12,270,436, with a net loss of $390,507 for the three months ended December 31, 2001.

For the majority of this quarter the Company was engaged in hiring programmers and establishing the development plan of action.

We estimate that existing sources of liquidity, forecasted funds from operations and the funds provided by anticipated capital activity will satisfy our projected working capital requirements through the last quarter of fiscal 2001. Our ability to maintain sufficient liquidity through fiscal 2002 is dependent on the company achieving a viable virus protection product. If the company raises additional

                                                        13
     capital, such capital may not be available on acceptable terms, if at all. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long-term capital requirements, the company may be required to curtail operations significantly or to seek funds through arrangements with strategic partners, existing investors or other parties.

Subsequent to the quarter the Company entered into the following equity transactions:

1. The sale of 250,000 common shares for cash in the amount of $187,500 at a purchase price of $0.75 per share.


                                            PART II  OTHER INFORMATION


Item 1.       Legal Proceedings

              None

Item 2.        Changes in Securities

     During  the  quarter  the  company  issued the  following  shares for cash:
500,000 at $1.00 per share and 150,000 at $0.25 per share. None of the above noted shares involved a public offering.


Item 3.        Defaults Upon Senior Securities

              None; not applicable


Item 4       Submission of Matters to a Vote of Security Holders

              None

Item 5.     Other Information


     Subsequent to the quarter Penny Perfect and Katharine Johnston resigned as Directors of the Company due to time constraints from other work commitments. Gordon Muir became the President and Victor Cardenas the Secretary/Treasurer.

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

                                                     KOMODO, INC.


Date:    February 13, 2002                  _________________________
                                                By / s / Gordon Muir
                                                 President / Director




                                                       15


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:



                                                     KOMODO, INC.


Date:  February 13, 2002                    ____________________
                                            By / s / Gordon Muir
                                           President / Director


Date:  February 13, 2002                    ____________________
                                           By / s / Victor Cardenas