Form 10KSB
period 2002-03-31
PANTOMFILM COM
filed 2002-06-28
CIK 786129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   __________
                                   FORM 10-KSB

(Mark One)
  x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended March 31, 2002

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                 to

                         Commission file number 0-25631


                                  KOMODO, INC.
                 (Name of small business issuer in its charter)

                        Nevada                            not applicable
               (State of incorporation)     (I.R.S. Employer Identification No.)

                       Suite 400  1111 West Georgia Street
                Vancouver, BC   Canada                   V6E 4M3
        (address of principal executive office)          (zip code)


                                                  (604) 689-5377
                                            (Issuers telephone number)

         Securities registered pursuant to Section 12 (b) of the Act:  None

         Securities registered pursuant to Section 12 (g) of the Act:
         Common Shares, $0.001 par value

Name of each exchange on which registered:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ___



     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

The Issuers revenue for its most recent fiscal year:  none

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of the average bid and asked price of such common equity, as at March 31, 2002 is $257,432.

                                          ISSUERS INVOLVED IN BANKRUPTCY
                                       PROCEEDING DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court n/a.

The number of shares of common stock outstanding as of March 31, 2002 was 7,121,600.

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





ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

The current activities conducted by the Company are to manage its limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged. On October 28th, 2001, the company entered into an agreement with Micro-American, Inc. to purchase virus protection software technology for further development by the Company to render the software technology suitable for commercial sale to the Companys customers.

Subsequently, the Company experienced difficulties in financing projects and businesses due to the continued downward price pressures and volume fluctuations experienced by the stock market. In particular almost all Internet and technology companies were seriously affected in generating revenues and in growing their businesses. The Companys primary objective remains to actively pursue any possible acquisition of, or merger with, a target business that the Company believes will have significant growth potential.

Management will seek out and investigate business opportunities through every reasonable means, including personal contacts, through referrals from professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals.

Other than seeking and investigating potential assets, properties or businesses to acquire, the Company has had no material business operations for the past year. The Company has limited assets and conducts no material business, management anticipates that an acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition. This would result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.





Business

The Company is not currently engaged in any substantive business activity and has no definite plans to engage in any such activity in the foreseeable future due to the lack of available financing available for the Company. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it could be extremely limited, and may be restricted to entities who wish to avoid the limiting factors related to an initial public offering ("IPO"). The most prevalent of these factors include poor stock market conditions, the substantial time requirements necessary to complete an IPO, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, might require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, and can amount to between 80 and 95 percent of the outstanding shares of the Company.

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

Although the Company has identified a few potential acquisition targets and will seek to pursue these opportunities but the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

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

In the summer of 2000 the Company began experiencing financial difficulties due in part to the extreme downward price and volume fluctuations experienced by the stock market in general and the internet-related and technology companies in particular. The Board of Directors decided to cease operations of the Company. The Companys primary remaining objective is to respond to any inquiries regarding the acquisition of, or merger with, a target business that the Company believes will have significant growth potential.

On October 28, 2001 the Company negotiated the acquisition of a unique web based application in the virus protection arena for the internet. The technology was in the rudimentary stage of development with no guarantee that it would ever be commercially viable.

On May 16th, 2002 the Company signed a Letter of Intent with International Telcom Solutions Inc. and was to prepare a Memorandum of Understanding to finalize the terms to acquire International Telcom Solutions Inc. within 30 days. The Company did not receive any financial documentation or any other due diligence material in the given time frame and therefore will not proceed any further with International Telcom Solutions Inc.


EMPLOYEES

As of March 31, 2002, the Company had three full time employees, all Directors and Officers of the Company.



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

Penny Stock: Our common stock in the past has been, and from time to time in the future may be, subject to the penny stock rules as promulgated under the Securities Exchange Act of 1934. The penny stock rules may make buying or selling our common stock difficult. There is a limited public market for shares trading over the counter bulletin board.


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

ITEM 2.   DESCRIPTION OF PROPERTY

The Company has virtually no assets, property or business; its principal executive office address and telephone number are currently provided at no cost by a management Company. Because the Company has had little or no business, its activities will be limited to keeping itself in good standing in the State of Nevada, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the Commission.


ITEM 3. LEGAL PROCEEDINGS

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 27th, 2001, the Company held an Annual Meeting of Shareholders at its head office in Vancouver, British Columbia, Canada to approve (1) a reverse split of the issued and outstanding shares of the Company's common stock in the ratio of one share for 30, with fractional shares rounded up to the nearest whole share and with appropriate adjustments in the stated capital and additional paid-in capital accounts of the Company; (2) To amend the Company's Articles of Incorporation to change the Company's name from "PhantomFilm.com " to "Komodo, Inc." and (3) To elect Directors and (4) to approve a Stock Option Plan.

Each of the foregoing proposals were approved by the shareholders at the Annual Meeting with a majority percentage in excess of seventy-two percent (72%) of the shares voted at the meeting.



                                                      PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

Currently, the Company's common stock is traded over-the-counter and quoted on the OTC Bulletin Board of the NASD (the "Bulletin Board") under the symbol "KMDO". The high and low bid prices for the Common Stock as reported by the Bulletin Board since April 1, 2000 are listed below. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The reported bid prices reflect the 1 for 10 reverse stock split that occurred on March 1, 1997, the 1 for 20 reverse stock split that occurred on March 22, 1997, the 1 for 10 reverse stock split that occurred in June, 1999, the 1 for 30 reverse stock split that occurred in September, 2001 and the 4 for 1 forward stock split that occurred in May, 2002.




2000 Quarterly Information                           High              Low
First                                                0.02              0.01
Second                                               0.02              0.00
Third                                                0.00              0.00
Fourth    (2001)                                     0.00              0.00

2001 Quarterly Information

First                                                0.01              0.00
Second                                               0.01              0.00
Third                                                4.24              0.00
Fourth    (2002)                                     2.24              1.15

As of March 31, 2002 there were 1,150 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in street name.

Dividends
The Company has never declared any cash dividends and does not anticipate paying such dividends in the near future. The Company anticipates all earnings, if any, over the next twelve (12) to twenty (20) months will be retained for future investments in business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Companys results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. The Company is under no contractual restrictions in declaring or paying dividends to its common or preferred shareholders.

The future sale of presently outstanding unregistered and restricted common stock of the Company by present members of management and persons who own more than five percent of the outstanding voting securities of the Company may have an adverse effect on any market that may develop in the shares of the common stock of the Company.

All common shares and preferred shares rank equally for the payment of dividends. If a dividend was to be paid all issued shares would be eligible.




Recent Sales of Unregistered Securities

The following unregistered securities have been issued since April 1st, 2001 and are previously disclosed in the Companys quarterly reports on Form 10-QSBs unless otherwise noted:

                                                   Valued
Date              No. of Shares     Title          At            Reason

Aug. 15/01           533,332        Common        $0.005         Private
                                                                 Placement

Aug. 15/01         1,173,332        Common         $0.005        Private
                                                                  Placement

Oct. 15/01         2,000,000        Common         $  0.25       Private
                                                                  Placement

Oct. 28/01           200,000        Common         $  0.25       Acquisition

Oct. 28/01           600,000        Common         $  0.25       Private
                                                                 Placement

Jan. 23/02         1,000,000         Common         $  0.75      Private
                                                                 Placement



     The above noted shares were issued without registration under the Securities Act in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering to Consultants or to companies owned or controlled by Consultants or Officers of the Company.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

Results of Operations

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001

     Revenues. Net revenues were $0 for the year ended March 31, 2002 compared to $0 for the year ended March 31, 2001.

General and administrative expenses. General and administrative expense increased from $75,091 for the year ended March 31, 2001 to $720,206 for the year ended March 31, 2002. The increase was due to $428,600 being expensed for warrants granted below market value (black scholes) and $240,000 for consulting fees.

     Losses from Continuing Operations. Losses from continuing operations totaled $720,206, for the year ended March 31, 2002, as compared to losses of $75,091 for the year ended March 31, 2001. The increase was due to $428,600 being expensed for warrants granted below market value (black scholes) and $240,000 for consulting fees.

     Losses from Discontinued Operations. In 1999 the Board of Directors of the Company voted to discontinue the mining operations due to a lack of funding and low precious metal prices. Losses from discontinued operations totaled $6,031,215 for the year ending March 31, 1999. For both of the years ended March 31, 2001 and March 31, 2002 the Company had no losses from discontinued mining operations.

     Going Concern Issue: Our independent auditors have expressed a going concern issue. The ability of the Company to continue as a going concern is dependant upon its ability to successfully attain profitable operations or to locate financing for its continued maintenance and operations. The company currently does not have an established source of funds sufficient to cover its operating costs and accordingly there is substantial doubt about its ability to continue as a going concern.

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

See Item 1 for managements discussion of future plans for the Company.


Dependence on Key Personnel

The Company does not currently have any key personnel.

ITEM 7.  FINANCIAL STATEMENTS




                          KOMODO, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002








                                 C O N T E N T S



Independent Auditors Report                                                    3

Consolidated Balance Sheet                                                     4

Consolidated Statements of Operations                                          5

Consolidated Statements of Stockholders Equity (Deficit)                       6

Consolidated Statements of Cash Flows                                         11

Notes to the Consolidated Financial Statements                                13







                                                     INDEPENDENT AUDITORS REPORT


The Board of Directors
Komodo, Inc. and Subsidiaries
(A Development Stage Company)
Vancouver, B.C. Canada

We have audited the accompanying consolidated balance sheet of Komodo, Inc. and Subsidiaries (a development stage company) as of March 31, 2002 and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for the years ended March 31, 2002 and 2001 and from inception on November 10, 1995 through March 31, 2002. These consolidated financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Komodo, Inc. and Subsidiaries (a development stage company) as of March 31, 2002 and the consolidated results of their operations and their cash flows for the years ended March 31, 2002 and 2001 and from inception on November 10, 1995 through March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company is in the development stage with no operating results to date, a deficit in working capital and a deficit in stockholders equity, all of which raises substantial doubt about its ability to continue as a going concern. Managements plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



HJ & Associates, LLC
Salt Lake City, Utah
June 14, 2002

                          KOMODO, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS

                                                                      March 31,
                                                                        2002

CURRENT ASSETS

Cash                                                                  $        -
Prepaid expenses                                                             290

Total Current Assets                                                         290

OTHER ASSETS

E-virus technology                                                            50

Total Other Assets                                                            50

TOTAL ASSETS                                                                $340

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

Cash overdraft                                                     $          3
Accounts payable and
accrued liabilities (Note 7)                                             34,629
Reserve for discontinued
operations (Note 4)                                                     205,676

Total Current Liabilities                                               240,308

COMMITMENTS AND CONTINGENCIES
(Note 5)

STOCKHOLDERS EQUITY (DEFICIT)

Preferred stock: 10,000,000
shares authorized of $0.001 par value,
2,000,000 shares issued
and outstanding                                                           2,000
Common stock: 100,000,000
shares authorized of $0.001 par value,
7,121,600 shares issued and
outstanding                                                               7,122
Additional paid-in capital                                           12,728,571
Stock subscriptions
receivable                                                             (246,761)
Deferred compensation                                                  (229,750)
Deficit accumulated during
the development stage                                               (12,501,150)

Total Stockholders
Equity (Deficit)                                                       (239,968)
TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)                                      $        340



                          KOMODO, INC. AND SUBSIDIARIES
                          (A Development Stage Company)


                      Consolidated Statements of Operations




                                                                      From
                                                                   Inception on
                                                                    November 10,
                                        For the Years Ended        1995 Through
                                              March 31,               March 31,
                                          2002         2001           2002

REVENUES                         $         -       $         -      $         -

EXPENSES

Depreciation and
amortization                                  -               -         170,538
General and
administrative                          720,206          75,091       1,420,882

Total Expenses                          720,206          75,091       1,591,420

LOSS FROM
OPERATIONS                             (720,206)        (75,091)     (1,591,420)

LOSS FROM DISCONTINUED
OPERATIONS
(Note 4)                                      -               -     (10,909,730)

NET LOSS                           $   (720,206)   $    (75,091)   $(12,501,150)

BASIC LOSS PER SHARE OF
COMMON STOCK                       $      (0.20)   $      (0.08)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                    3,635,560         970,314



     The accompanying notes are an integral part of these consolidated financial statements.

                         KOMODO, INC. AND SUBSIDIARIRES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders Equity (Deficit)


                                              Preferred Stock      Common Stock
                                               Shares     Amount        Shares

Balance at November 10, 1995
(Inception)                                     -      $           -           -

Common stock issued for cash at
approximately $0.00 per share                   -                  -           -

Currency translation adjustment                 -                  -           -

Net loss for the year ended
March 31, 1996                                  -                  -           -

Balance, March 31, 1996                         -                  -           -

Common stock issued for cash at
approximately $28.32 per share                  -                  -      38,467

Common stock issued for services
at approximately $57.08 per share               -                  -       1,534

Currency translation adjustment                 -                  -           -

Net loss for the year ended
March 31, 1997                                  -                  -           -

Balance, March 31, 1997                         -      $           -      40,001




                                Common Stock      Paid-In       Subscription
                                   Amount         Capital       Receivable

Balance at November 10, 1995
(Inception)                             $          - $          -   $          -
Common stock issued for cash at
approximately $0.00 per share                      -            -              -

Currency translation adjustment                    -            -              -

Net loss for the year ended
March 31, 1996                                     -            -              -

Balance, March 31, 1996                            -            -              -
Common stock issued for cash at
approximately $28.32 per share                    39    1,089,448              -

Common stock issued for services
at approximately $57.08 per share                  2       87,554              -

Currency translation adjustment                    -            -              -
Net loss for the year ended
March 31, 1997                                     -            -              -

Balance, March 31, 1997                   $       41   $1,177,002          $   -

                                                                       Deficit
                                                                     Accumulated
                                                                        Other
                                            Stock     Comprehensive Development
                                           Deferred  Compensation  Income (loss)

Balance at November 10, 1995
(Inception)                              $        -    $        -     $       -

Common stock issued for cash at
approximately $0.00 per share                      -             -            -

Currency translation adjustment                    -        (1,230)           -

Net loss for the year ended
March 31, 1996                                     -             -     (157,549)

Balance, March 31, 1996                            -        (1,230)    (157,549)

Common stock issued for cash at
approximately $28.32 per share                     -             -            -

Common stock issued for services
at approximately $57.08 per share                  -             -            -

Currency translation adjustment                    -         8,542            -

Net loss for the year ended
March 31, 1997                                     -          -     (1,388,389)

Balance, March 31, 1997             $           -   $     7,312    $(1,545,938)



                          KOMODO, INC. AND SUBSIDIARES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders Equity (Deficit) (Continued)

                                     Preferred Stock           Common Stock
                                     Shares           Amount         Shares

Balance, March 31, 1997                     -   $           -         40,001

Recapitalization (Note 1)                   -               -        164,120

Common stock issued for cash at
  approximately $34.65 per share            -               -         81,435

Common stock issued for services
  at approximately $26.28 per share         -               -         44,887

Issuance of warrants                        -               -              -

Common stock issued for debt at
  approximately $19.51 per share            -               -         51,040

Common stock issued for mineral
  properties at $74.99 per share            -               -          7,334

Preferred stock issued for services
  at $0.18 per share                2,000,000         200,000              -

Currency translation adjustment             -               -              -

Net loss for the year ended
  March 31, 1998                            -               -              -

Balance, March 31, 1998             2,000,000   $     200,000        388,817


                                                  Additional      Stock
                                   Common Stock     Paid-In

                                      Amount        Capital       Receivable

Balance, March 31, 1997               $       41   $1,177,002 $          -

Recapitalization (Note 1)                    164      393,898            -

Common stock issued for cash at
approximately $34.65 per share                82    2,822,045     (100,000)

Common stock issued for services
at approximately $26.28 per share             45    1,179,581     (154,281)

Issuance of warrants                           -       17,220            -

Common stock issued for debt at
approximately $19.51 per share                51      995,668            -

Common stock issued for mineral
properties at $74.99 per share                 7      549,993            -

Preferred stock issued for services
at $0.18 per share                             -      160,000            -

Currency translation adjustment                -            -            -

Net loss for the year ended
March 31, 1998                                 -            -            -

Balance, March 31, 1998               $      390   $7,295,407   $ (254,281)

                                                                    Deficit
                                                                   Accumulated
                                                                     Other
                                        Stock     Comprehensive    Developement
                                        Deferred   Compensation    Income (loss)

Balance, March 31, 1997          $              -   $     7,312    $(1,545,938)


Recapitalization (Note 1)                       -             -              -

Common stock issued for cash at
approximately $34.65 per share                  -             -              -

Common stock issued for services
at approximately $26.28 per share               -             -              -

Issuance of warrants                            -             -              -

Common stock issued for debt at
approximately $19.51 per share                  -             -              -

Common stock issued for mineral
properties at $74.99 per share                  -             -              -

Preferred stock issued for services
at $0.18 per share                              -             -              -

Currency translation adjustment                 -       260,719              -

Net loss for the year ended
March 31, 1998                                  -             -     (3,332,577)

Balance, March 31, 1998               $        -        $268,031   $(4,878,515)

                          KOMODO, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders Equity (Deficit) (Continued)


                                          Preferred stock       Common stock
                                     shares          amount       shares


Balance, March 31, 1998             2,000,000   $     200,000        388,817

Common stock issued for cash at
 approximately $10.72 per share             -               -        114,178

Common stock issued for services
 at approximately $10.97 per share         -            -              136,363

Receipt of subscription receivable          -               -              -

Common stock issued for debt at
 approximately $15.00 per share             -               -          1,600

Currency translation adjustment             -               -              -

Net loss for the year ended
 March 31, 1999                             -               -              -

Balance, March 31, 1999             2,000,000   $     200,000        640,958


                                                    Additional
                                    Common stock      paid in      subscription
                                        amount        capital       receivable
Balance, March 31, 1998               $       390   $ 7,295,407   $  (254,281)

Common stock issued for cash at
approximately $10.72 per share                114     1,224,166             -

Common stock issued for services
at approximately $10.97 per share             137    1,495,085             -


Receipt of subscription receivable              -             -       254,281

Common stock issued for debt at
approximately $15.00 per share                  2        23,998             -

Currency translation adjustment                 -             -             -

Net loss for the year ended
March 31, 1999                                  -             -             -

Balance, March 31, 1999               $       643   $10,038,656  $          -


                                                                Deficit
                                                                Accumulated
                                                                other
                                      Stock     Comprehensive   development
                                      Dereffed  Compensation    Incomes (loss)



Balance, March 31, 1998              $     -   $    268,031    $ (4,878,515)

Common stock issued for cash at
approximately $10.72 per share             -              -               -

Common stock issued for services
at approximately $10.97 per share          -              -               -

Receipt of subscription receivable         -              -               -

Common stock issued for debt at
approximately $15.00 per share             -              -               -

Currency translation adjustment            -       (268,031)              -

Net loss for the year ended
March 31, 1999                             -              -      (6,031,215)

Balance, March 31, 1999              $     -       $      -    $(10,909,730)

                          KOMODO, INC.AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders Equity (Deficit) (Continued)


                                        Preferred stock        Common stock
                                        shares         amount      shares

Balance, March 31, 1999             2,000,000   $     200,000        640,958

Common stock issued for debt
 at $5.31 per share                         -               -         98,160
Common stock issued for cash at
 $3.75 per share                            -               -         13,334

Common stock issued for services
 at approximately $3.48 per share           -               -        158,972

Common stock issued for license
 at $3.75 per share                         -               -         33,334

Cancellation of common stock                -               -           (334)

Change in par value of preferred
 stock                                      -        (198,000)             -

Net loss for the year ended
 March 31, 2000                             -               -              -

Balance, March 31, 2000             2,000,000   $       2,000        944,424






                                                    Additional
                                  Common stock      paid in        subscription
                                        amount       capital        receivable



Balance, March 31, 1999            $        643    $ 10,038,656    $          -

Common stock issued for debt
at $5.31 per share                           98         520,848               -

Common stock issued for cash at
$3.75 per share                              13          49,987               -

Common stock issued for services
at approximately $3.48 per share            159         553,732               -

Common stock issued for license
at $3.75 per share                           33         124,967               -

Cancellation of common stock                 (1)         (3,749)              -

Change in par value of preferred
stock                                         -         198,000               -

Net loss for the year ended
March 31, 2000                                -               -               -

Balance, March 31, 2000            $        945    $ 11,482,441    $          -





                                                                Deficit
                                                                Accumulated
                                                                Other
                                       stock     comprehensive  Development
                                       deferred  compensation   Incomes (loss)


Balance, March 31, 1999             $        -   $          -   $(10,909,730)

Common stock issued for debt
at $5.31 per share                           -              -              -

Common stock issued for cash at
$3.75 per share                              -              -              -

Common stock issued for services
at approximately $3.48 per share             -              -              -

Common stock issued for license
at $3.75 per share                           -              -              -

Cancellation of common stock                 -              -              -

Change in par value of preferred
stock                                        -              -              -

Net loss for the year ended
March 31, 2000                               -              -       (796,123)

Balance, March 31, 2000            $         -    $         -   $(11,705,853)


                          KOMODO, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders Equity (Deficit) (Continued)


                                      Preferred stock            Common stock
                                        shares       amount         shares

Balance, March 31, 2000             2,000,000   $       2,000        944,424

Stock issued for services at
 $0.60 per share                            -               -         13,334

Stock issued for cash at
 $0.04 per share                            -               -        649,233


Additional expense through
 extension and revaluation
 of warrants                                -               -              -

Net loss for the year ended
 March 31, 2001                             -               -              -

Balance, March 31, 2001             2,000,000   $       2,000      1,606,991






                                                Additional
                                Common stock     paid in        subscription
                                      amount     capital         receivable

Balance, March 31, 2000        $       945   $11,482,441        $    -

Stock issued for services at
$0.60 per share                         13         7,987             -

Stock issued for cash at
$0.04 per share                        649        23,697       (24,346)

Additional expense through
extension and revaluation
of warrants                              -        51,761             -
Net loss for the year ended
March 31, 2001                           -             -             -

Balance, March 31, 2001        $     1,607   $11,565,886   $   (24,346)





                                                        Deficit
                                                        Accumulated
                                                        other
                                Stock     comprehensive developement
                                deferred   compensation income (loss)




Balance, March 31, 2000          $    -   $       -   $(11,705,853)

Stock issued for services at
$0.60 per share                       -           -              -

Stock issued for cash at
$0.04 per share                       -           -              -

Additional expense through
extension and revaluation
of warrants                           -           -              -
Net loss for the year ended
March 31, 2001                        -           -        (75,091)

Balance, March 31, 2001        $      -     $     -   $(11,780,944)


                          KOMODO, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders Equity (Deficit) (Continued)


                                        Preferred Stock         Common stock
                                      Shares           Amount      Shares


Balance, March 31, 2001             2,000,000   $       2,000      1,606,991

August 15, 2001 to January 23, 2002,
stock issued for cash at
 $0.04 to $0.25 per share                   -               -      1,206,668

May 4, 2001 to February 20, 2002,
cash received on stock
 subscription                               -               -              -

September 30, 2001,
 stock subscription receivable
 satisfied by reduction of
 accounts payable-related                   -               -              -

March 31, 2002,
Write-off subscription receivable           -               -              -

August 15, 2001 to October 15, 2001,
 stock issued for services at
 $0.02 to $0.25 per share                   -               -      2,271,671

October 15, 2001,
 stock issued for deferred
 compensation at $0.25
 per share                                  -               -      1,359,000

Balance forward                     2,000,000   $       2,000      6,444,330




                                                      Additional
                                   Common stock        paid in     Subscription
                                        amount         capital     Receivable


Balance, March 31, 2001                $     1,607   $11,565,886   $   (24,346)

August 15, 2001 to January 23, 2002,
stock issued for cash at
$0.04 to $0.25 per share                     1,207       236,543      (237,750)

May 4, 2001 to February 20, 2002,
cash received on stock
subscription                                     -             -        11,510

September 30, 2001,
stock subscription receivable
satisfied by reduction of
accounts payable-related                         -             -         3,575

March 31, 2002,
Write-off subscription receivable                -             -           250

August 15, 2001 to October 15, 2001,
stock issued for services at
$0.02 to $0.25 per share                     2,272       150,978             -

October 15, 2001,
stock issued for deferred
compensation at $0.25
per share                                    1,359       338,391             -

Balance forward                        $     6,445   $12,291,798   $  (246,761)



                                                                   Deficit
                                                                   Accumulated
                                                                   Other
                                           Stock    Comprehensive  development
                                           deferred  compensation  Income (loss)

Balance, March 31, 2001                     $     -     $    -   $(11,780,944)


August 15, 2001 to January 23, 2002,
stock issued for cash at
$0.04 to $0.25 per share                          -          -              -

May 4, 2001 to February 20, 2002,
cash received on stock
subscription                                      -          -              -

September 30, 2001,
stock subscription receivable
satisfied by reduction of
accounts payable-related                          -          -              -

March 31, 2002,
Write-off subscription receivable                 -          -              -

August 15, 2001 to October 15, 2001,
stock issued for services at
$0.02 to $0.25 per share                          -          -              -

October 15, 2001,
stock issued for deferred
compensation at $0.25
per share                                  (339,750)         -              -

Balance forward                        $   (339,750)   $     -   $(11,780,944)


                          KOMODO, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders Equity (Deficit) (Continued)


                                       Preferred Stock         Common Stock
                                      Shares        Amounts       shares

Balance forward                     2,000,000   $       2,000      6,444,330

April 1, 2001 to May 31, 2002,
 services rendered for
 deferred compensation                      -               -              -

September 27, 2001,
 stock issued for payment of
 accounts payable                           -               -        469,333

October 28, 2001,
 stock issued for purchase of
 technology                                 -               -        200,000

October 15, 2001,
Additional expense through
 issuance of warrants                       -               -              -

Fractional shares issued                    -               -          7,937

Net loss for the year ended
 March 31, 2002                             -               -              -

Balance, March 31, 2002             2,000,000   $       2,000      7,121,600









                                                  Additional
                                 Common Stock     paid in        subscription
                                     Amount       capital        receivable
Balance forward                  $      6,445   $ 12,291,798    $   (246,761)

April 1, 2001 to May 31, 2002,
services rendered for
deferred compensation                       -              -               -

September 27, 2001,
stock issued for payment of
accounts payable                          469          8,331               -

October 28, 2001,
stock issued for purchase of
technology                                200           (150)              -

October 15, 2001,
Additional expense through
issuance of warrants                        -        428,600               -

Fractional shares issued                    8             (8)              -

Net loss for the year ended
March 31, 2002                              -              -               -

Balance, March 31, 2002          $      7,122   $ 12,728,571    $   (246,761)









                                                                       Deficit
                                                                    Accumulated
                                                                      Other
                                       Stock        Comprehensive  Development
                                       Deferred     Compensation   Income (loss)

Balance forward                  $   (339,750)           $  -    $(11,780,944)

April 1, 2001 to May 31, 2002,
services rendered for
deferred compensation                 110,000               -               -

September 27, 2001,
stock issued for payment of
accounts payable                            -               -               -

October 28, 2001,
stock issued for purchase of
technology                                  -               -               -

October 15, 2001,
Additional expense through
issuance of warrants                        -               -               -

Fractional shares issued                    -               -               -

Net loss for the year ended
March 31, 2002                              -               -        (720,206)

Balance, March 31, 2002                  (229,750)  $       -     $(12,501,150)


     The accompanying notes are an integral part of these consolidated financial statements.

                          KOMODO, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                                                   From
                                                                   Inception on
                                                                   November 10
                                        For the Years Ended        1995 Through
                                            March 31,                March 31,
                                           2002          2001          2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                           $   (720,206)   $    (75,091)   $(12,501,150)
Adjustments to reconcile
net loss to net
cash used
by operating activities:
Depreciation and amortization
expense                                       -               -         194,021
Stock issued for
services                                153,250           8,000       3,679,523
Stock issued for payment of
accounts payable                          8,800               -           8,800
Bad debt expense                              -               -         224,941
Write-off mineral
property                                      -               -       3,914,434
Write-off stock subscription
receivable                                  250               -             250
Services rendered for deferred
compensation                            110,000               -         110,000
Warrants granted below market
value                                   428,600          51,761         497,581
Currency translation
adjustment                                    -               -        (168,626)
Changes in operating assets and
liabilities:
(Increase) decrease in accounts
receivable                                    -               -        (213,312)
(Increase) decrease in deposits
and
prepaid expenses                          1,043           9,344         (85,655)
Increase (decrease) in accounts
payable
and accounts payable
related party                             4,877           3,476         166,593
Increase (decrease) in accrued
liabilities                               1,884               -           1,884
Increase in reserve for discontinued
operations                                    -               -         258,161

Net Cash Used by Operating
Activities                              (11,502)         (2,510)     (3,912,555)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed
assets                                        -               -        (149,014)
Purchase of mineral property and
deferred
exploration costs                             -               -      (2,762,539)

Net Cash Used by Investing
Activities                                    -               -      (2,911,553)

CASH FLOWS FROM FINANCING
ACTIVITIES

Cash received on stock
subscription                             11,510               -          11,510
Change in cash
overdraft                                    (8)             11               3
Proceeds from common
stock                                         -               -       5,340,175
Proceeds on notes
payable                                       -               -       1,472,420

Net Cash Provided by Financing
Activities                               11,502              11       6,824,108

NET DECREASE IN
CASH                                          -          (2,499)              -

CASH AT BEGINNING OF
PERIOD                                        -           2,499               -

CASH AT END OF
PERIOD                                 $      -         $     -         $     -


     The accompanying notes are an integral part of these consolidated financial statements.
                                      F-13


                          KOMODO, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)


                                                                      From
                                                                   Inception on
                                                                    November 10,
                                           For the Years Ended      1995 Through
                                                March 31,             March 31,
                                                   2002          2001    2002
       CASH PAID FOR:

         Interest                                   $  114    $    -  $   114
         Income taxes                               $   -     $    -  $   -

       NON-CASH FINANCING ACTIVITIES

     Common stock issued for acquisition        $   -    $      -  $ 394,062
     Common stock issued for debt conversion    $   -    $      -  $ 1,210,719
     Common stock issued for mineral properties $   -    $      -  $   550,000
     Common stock issued for services           $ 153,250$  8,000  $ 3,679,523
     Common stock issued for license            $   -    $     -   $   125,000
     Common stock issued for subscription       $ 237,750$ 24,346  $   237,750
     Common stock issued for payment of
      accounts payable                          $  8,800 $   -     $     8,800


The accompanying notes are an integral part of these consolidated financial statements.

                          KOMODO, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2002 and 2001


NOTE 1 -      ORGANIZATION AND HISTORY

     The consolidated financial statements presented are those of Komodo, Inc. (the Company). The Company was originally incorporated as Thermacor Technology, Inc. on September 21, 1984 under the laws of the State of Nevada. On March 26, 1997, the Company changed its name to Golden Panther Resources, Ltd. and on March 10, 1998, the Company changed its name to Panther Resources Ltd. On June 11, 2000, the Company changed its name to PhantomFilm.com. On September 27, 2001, the Company changed its name to Komodo, Inc.

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

     On March 1, 1997, the Company completed a reverse stock split of 1-for-10 shares. On March 22, 1997, the shareholders of the Company authorized a reverse stock split of 1-for-20 shares. On June 11, 1999, the shareholders of the Company authorized a reverse stock split of 1-for-10 shares. On September 27, 2001, the shareholders of the Company authorized a reverse stock split of 1 - for - 30 shares. Subsequent to March 31, 2002, the shareholders of the Company authorized a forward stock split of 4 - for - 1 shares. All references to common stock have been retroactively restated.

NOTE 2 -      SIGNIFICANT ACCOUNTING POLICIES

              a.  Accounting Method

     The Companys financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 year end.

                          KOMODO, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2002 and 2001


NOTE 2 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              b.  Basic Loss Per Share

                               For the Year Ended
                                March 31, 2002
             Loss                  Shares                Per Share
          (Numerator)           (Denominator)             Amount

      $     (720,206)               3,635,560     $       (0.20)

                                For the Year Ended
                                   March 31, 2001
             Loss                   Shares                Per Share
          (Numerator)            (Denominator)             Amount

            (75,091)                  970,314     $           (0.08)

     The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.
              c.  Provision for Taxes

     At March 31, 2002, the Company had net operating loss carryforwards of approximately $4,085,782 that may be offset against future taxable income through 2020. No tax benefit has been reported in the consolidated financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation account of the same amount.

     The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                       For the Years Ended
                                            March 31,
                                      2002           2001

Income tax benefit at statutory rate  $(173,643) $  (9,838)
Change in valuation allowance           173,643      9,838

                                        $          $                -

Deferred tax assets (liabilities) are comprised of the following:

                                           For the Years Ended
                                               March 31,
                                           2002                2001

Income tax benefit at statutory rate $  (1,552,597) $  (1,378,954)
Change in valuation allowance            1,552,597      1,378,954

                                     $             $      -

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                          KOMODO, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2002 and 2001


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

              d.  Estimates

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

              e.  Preferred Stock

     The Company has authorized 10,000,000 shares of preferred stock, par value $0.001 per share. 2,000,000 shares of the preferred stock have been issued as a Class A issuance. Each share is convertible into 5 shares of common stock at $0.01 per share.

              f.  Foreign Currency Translation

     Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at the period and exchange rate. Non-monetary assets are translated at the historical exchange rate and all income and expenses are translated at the exchange rates prevailing during the period. Foreign exchange currency translation adjustments are included in the stockholders equity section.

              g.  Fair Value of Financial Instruments

     As at March 31, 2002, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

              h.  Principles of Consolidation

     The consolidated financial statements include the accounts of Komodo, Inc. and its wholly owned subsidiaries Golden Panther Resources, Incorporated, Golden Panther Investments, Ltd. and Panther Group, Ltd. All significant intercompany accounts have been eliminated.

              i.  Newly Issued Accounting Pronouncements

     SFAS No.s 141 and 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending March 31, 2002 for the Company.

                          KOMODO, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2002 and 2001



  NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

               i.  Newly Issued Accounting Pronouncements (Continued)

     SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

               j.  Newly Issued Accounting Pronouncements

     SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the reporting unit to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

     While the Company has not completed the process of determining the effect of these new accounting pronouncements on its financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and the goodwill will not be amortizable.


     SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset.

     Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its financial statements, the Company currently expects that the effect of SFAS No. 143 on the Companys consolidated financial statements, when it becomes effective, will not be significant.

                          KOMODO,INC. AND SUBSIDIARIES
                           (Formerly PhantomFilm.com)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2002 and 2001


NOTE 2 -       SIGNIFICANT ACCOUNTING POLICIES (Continued)

     SFAS No. 144 On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business.

     SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under discontinued operations in the consolidated financial statements amounts for operating losses that have not yet occurred.

     Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

     While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Companys consolidated financial statements, when it becomes effective, will not be significant.

              NOTE 3 -     GOING CONCERN

     The Companys consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company intends to develop business on the internet, while continuing to actively seek a merger or acquisition. In the interim, management is committed to meeting the operational cash flow needs of the Company.

     The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that be necessary if the Company is unable to continue as a going concern.

                          KOMODO,INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2002 and 2001


  NOTE 4 -     LOSS FROM DISCONTINUED OPERATIONS

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

                                      F-20
                          KOMODO, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2002 and 2001


  NOTE 5 -     COMMITMENTS AND CONTINGENCIES

               Lease

     The Company has a month-to-month office lease agreement which calls for payments of $6,292 per month.


  NOTE 6 -     OPTIONS AND WARRANTS

               The Company has authorized a 1997 and 1998 Stock Option Plan:

           Exercise     Number       Number         Number         Number
           Price        Authorized    Exercised   Canceled      Outstanding


1997 Plan   $   0.50    1,328,000   1,328,000           -          -
1998 Plan   $   0.08    800,000     800,000             -          -
1998 Plan   $   0.08    1,100,000   1,100,000           -          -
1998 Plan   $   0.30    1,260,000   1,201,500      58,500          -
1998 Plan   $   0.50      200,000           -     200,000          -
1998 Plan   $   0.70      240,000           -     240,000          -
1998 Plan   $   0.75      200,000           -     200,000          -


               The Company has the following outstanding warrants:


Number of      Exercise      Number    Number     Number            Expiration
 Warrants       Price      Cancelled  Exercised   Outstanding        Date

100,000 $         1.00       -           -     100,000           Nov. 15, 2003
7,500 $           0.005       7,500       -           -           July 26, 2005
7,500 $           0.005       7,500       -           -           Dec. 11, 2005
186,400 $         0.005       -         186,400       -           Apr. 13, 2005
192,500 $         0.005      22,500     170,000       -           July 17,2005
100,000 $         0.005       -         100,000       -           Oct. 3, 2005
500,000 $         0.005       -         500,000       -           Feb. 15, 2005
712,842 $         0.005       -         712,842       -           May 31, 2005
300,000 $         0.005     100,000     200,000       -           July 1, 2005
3,000,000 $       0.03    3,000,000       -           -           March 19, 2006
1,500,000 $       0.25        -           -   1,500,000           Oct. 15, 2011

     The warrants were repriced on March 19, 2001. The exercise price was less than the trading price of the stock. Accordingly, a compensation expense $51,761 was recorded of per the Black Scholes calculation.

  NOTE 7 - RELATED PARTY TRANSACTION

     At March 31, 2002, the Company owed Alphatrade.com (a company related by management) $2,626 for amounts paid on behalf of the Company.


                                    F-21




                          KOMODO, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2002 and 2001

NOTE 8 E-VIRUS TECHNOLOGY

     On October 28, 2001, the Company issued 200,000 shares of common stock for an E-Virus Technology, which is dedicated to destroying email viruses before they get to the users computer. This technology is yet to be proven and is in the rudimentary stages of development. As such, it may not prove to be commercially viable. No patents or trademarks are pending on this technology. Accordingly, the technology is valued at $50 (50,000 shares at $0.001 per share before the 4-for-1 forward stock split).


                                      F-22



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                               PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the executive officers and directors of the Company:

Name                       Age      Position

Gordon Muir                47       Founder, Chief Executive Officer,
                                    Chairman, Director
Victor Cardenas*           50       Director, President

*  Member of the audit committee

The Directors and Officers will serve until the next annual general meeting of the shareholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. All Officers serve at the will of the Board of Directors.


GORDON MUIR is a founding Director and has served as President since January, 2002. Mr. Muir is an independent investor and business consultant. He was the founder of Navmaster Technologies, a company credited with developing the first GPS charting systems for the Marine Industry that relied on optical imaging instead of expensive and cumbersome computers. He has over fifteen years experience in senior level management in a variety of business mainly in the automotive and industrial industries. He also serves as the Chief Executive Officer and Chairman of AlphaTrade.com

VICTOR D. CARDENAS has served as a Director since September, 1998 and was President from March, 2000 to January, 2002. For over thirty years Mr. Cardenas was a Senior Level Manager with IBM and as such was involved in marketing, sales and computer software systems development. Mr. Cardenas holds a Bachelors Degree in Electrical Engineering from IPN in Mexico City, Mexico and has attended a one year accelerated Business Management program in New York. He has also taken business education courses at Harvard University and Cambridge University, UK. Mr. Cardenas is also the Chief Operating Officer and a Director of AlphaTrade.com.

Family Relationships

There are no family relationships between any other Directors or executive Officers of the Company.

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

ITEM 10. EXECUTIVE COMPENSATION

     The following table shows compensation earned during fiscal 2001 and 2002 by the Chief Executive Officer, former President and Vice-President. Titles shown on the table are titles held at March 31, 2002. The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation.

                                                  SUMMARY COMPENSATION TABLE


Annual Compensation
Long Term and Other

Name and 2000             Fiscal                              Other Annual
Principal Positions       Year    Salary         Bonus         Compensation(3)
------------------

Gordon J. Muir             2002     $120,000        -               -
Chief Executive Officer    2001        -            -               -

Penny Perfect              2002     $60,000         -               -
Former President           2001        -            -               -

Katharine Johnston         2002     $60,000         -                -
 Former Vice-President      2001       -            -               -




                                         Number of
                                          Securities        All Other
Name and 2000             Fiscal          Underlying        Compensation
Principal Positions       Year             Options  (2)
------------------

Gordon J. Muir             2002               -                   -
Chief Executive Officer    2001               -                   -

Penny Perfect              2002               -                   -
Former President           2001               -                   -

Katharine Johnston         2002               -                   -
     Former Vice-President 2001               -                   -



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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the stock ownership as of March 31, 2002, of: (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Companys common stock; and (ii) directly or indirectly by each director, by each person who was an executive officer during the fiscal year ending March 31, 2002 and by directors and executive officers of the Company as a group:

                                      Shares
                                     Beneficially
Name of Beneficial Owner            Owned(1)(2)               Percent (2)

Penny Perfect                     1,424,592(3)          20%
Suite 400  1111 W. Georgia St.
Vancouver, B.C.

Gordon Muir                       1,824,588(4)          26%
Suite 400  1111 W. Georgia St.
Vancouver, B.C.

Victor Cardenas                     206,668              3%
Suite 400  1111 W. Georgia St.
Vancouver, B.C.

Katharine Johnston                  233,332              3%
Suite 400  1111 W. Georgia St.
Vancouver, B.C.



     Ms. Perfect and Mr. Muir are spouses. Accordingly, each spouses holdings may also be deemed to be beneficially owned by the other.


All executive officers and directors
as a group (four persons)           3,689,180                 52%


Class A Preferred
All executive officers and directors
as a group                          1,950,000                  99%


(1) The above noted disclosure should not be construed as an admission that each executive officer or director is the beneficial owner of these shares of common stock. (2) The percentages shown are calculated based upon 7,121,600 shares of common stock outstanding on March 31, 2002. (3) Includes direct and indirect ownership. (4) Includes direct and indirect ownership.



STOCK INCENTIVE PLANS

The Company does not currently have a stock option plan.


PREFERRED SHARES

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. 2,000,000 shares of the preferred stock have been issued as a Class "A" issuance. Each share is convertible into 5 shares of common stock at $0.01 per share.


ITEM     12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transaction with Management and Others

During the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Companys common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

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

Indebtedness of Management

During the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Companys common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.


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

                                                                 KOMODO, INC.


Dated:  June 27, 2002                                        By: /s/Gordon Muir
                                                                    Gordon Muir
                                                                     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.


         Signature                  Title                              Date


/s/ Gordon Muir                     Director                  June  27, 2002
Gordon J. Muir

/s/ Victor Cardenas                 Director                  June  27 , 2002
Victor Cardenas