Form 10-Q
period 2002-06-30
PANTOMFILM COM
filed 2002-08-16
CIK 786129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the quarter report ended June 30, 2002 or ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from to ___________

                        Commission File number 000-14869

                       KOMODO, INC.
   (Exact name of small business issuer as registrant as specified in charter)

                                Nevada 88-0441332
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                             Ste 400 1111 W. Geoigia
                              Vancouver, BC V6E4M3
                     (Address of principal executive office)

          Registrants telephone no., including area code (877) 288-7799


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

                      Class Outstanding as of June 30, 2002
                         Common Stock, $0.001 18,767,876

           Transition Small Business Disclosure Format: Yes [ ] No [X]
                                        i






TABLE OF CONTENTS
PART 1. FINANCIAL INFORMATION

Heading Page

Item 1. Consolidated Financial Statements 1

Consolidated Balance Sheets March 31, 2002
And December 31, 2001 2

Consolidated Statements of Operations three months
Ended March 31, 2002 and March 31, 2001 3

Consolidated Statement of Stockholders Equity 4-5

Consolidated Statements of Cash Flows three months
Ended March 31, 2002 and 2001 6-7

Notes to Consolidated Financial Statements 8

Item 2. Managements Discussion and Analysis and
Result of Operations 9-10




PART II. OTHER INFORMATION

Item 1. Legal Proceedings 10

Item 2. Changes in Security 10

Item 3. Defaults Upon Senior Securities 10

Item 4. Submission of Matter to a Vote of 10
Securities Holders

Item 5. Other Information 10

Item 6. Exhibits and Reports on Form 8-K 11

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

The unaudited balance sheet of the Company as of March 31, 2002, and the balance sheet of the Company as of December 31, 2001 which is derived from the Companys audited financial statements, the unaudited statement of operations and cash flows for the three months ended March 31, 2002, and the statement of stockholders equity from inception through March 31, 2002 are attached hereto and incorporated herein by this reference.

   Operating results for the quarters ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31,
                                      2002.



                                  KOMODO, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                        June 30, 2002 and March 31, 2002



                                  KOMODO, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                                June 30,            March 31,
                                                2002                 2002
                                                (Unaudited)
CURRENT ASSETS

Cash$                                                       -             $ -
Prepaid expenses                                          236             290

Total Current Assets                                      236             290

OTHER ASSETS

E-virus technology                                         50              50

Total Other Assets                                         50              50

TOTAL ASSETS                                     $        286    $        340

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
CURRENT LIABILITIES

Cash overdraft                                   $          8    $          3
Accounts payable and
accrued liabilities-related
party                                                  47,284          34,629
Reserve for discontinued
operations                                            205,676         205,676

Total Current Liabilities                             252,968         240,308

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY (DEFICIT)

Preferred stock: 10,000,000
shares authorized of
$0.001 par value, 2,000,000
shares issued and
outstanding                                             2,000           2,000
Common stock: 100,000,000
shares authorized of
$0.001 par value, 7,141,600
shares issued and
outstanding at June 30,
2002 and
7,121,600 at March 31,
 2002                                                 7,142           7,122
Additional paid-in
capital                                            12,740,551      12,728,571
Stock subscriptions
receivable                                           (246,761)       (246,761)
Deferred compensation                                (169,750)       (229,750)
Deficit accumulated during
the development stage                             (12,585,864)    (12,501,150)

Total Stockholders
Equity (Deficit)                                     (252,682)       (239,968)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY
(DEFICIT)                                        $        286    $        340


                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)                   Inception on
                                                                November 10,
                         For the Three Months Ended             1995 Through
                                     June 30,                    March 31,
                                 2002               2001           2002

REVENUES                  $             -$              - $           -

EXPENSES

Depreciation
and amortization                        -               -         194,021
General and
administrative                     84,714           5,382       1,482,113

Total Expenses                     84,714           5,382       1,676,134

LOSS FROM OPERATIONS              (84,714)         (5,382)     (1,676,134)

LOSS FROM DISCONTINUED
OPERATIONS                              -               -     (10,909,730)

NET LOSS                   $      (84,714) $       (5,382) $     (12,585,864)

BASIC LOSS PER SHARE OF
COMMON STOCK                     (0.01) $           (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING              7,132,150       3,013,096


   The accompanying notes are an integral part of these financial statements.


                                  KOMODO, INC.
                          (A Development Stage Company)
                   Statements of Stockholders Equity (Deficit)



                                   Preferred Stock               Common Stock
                                   Shares          Amount           Shares
Balance, March 31, 2001             2,000,000   $       2,000      1,606,991


August 15, 2001 to January 23, 2002,
stock issued for cash at
 $0.04 to $0.25 per share                   -               -      1,206,668

May 4, 2001 to February 20, 2002,
cash received on stock
 subscription                               -               -              -

September 30, 2001,
 stock subscription receivable
 satisfied by reduction of
 accounts payable-related                   -               -              -

March 31, 2002,
Write-off subscription receivable           -               -              -

August 15, 2001 to October 15, 2001,
 stock issued for services at
 $0.02 to $0.25 per share                   -               -      2,271,671

October 15, 2001,
 stock issued for deferred
 compensation at $0.25
 per share                                  -               -      1,359,000

Balance forward                     2,000,000   $       2,000      6,444,330

                                                     Additional         Stock
                                   Common Stock     Paid-In       Subscription
                                    Amount           Capital       Receivable

Balance, March 31, 2001                $     1,607   $11,565,886   $   (24,346)


August 15, 2001 to January 23, 2002,
stock issued for cash at
$0.04 to $0.25 per share                     1,207       236,543      (237,750)

May 4, 2001 to February 20, 2002,
cash received on stock
subscription                                     -             -             -

September 30, 2001,
stock subscription receivable
satisfied by reduction of
accounts payable-related                         -             -         3,575

March 31, 2002,
Write-off subscription receivable                -             -           250

August 15, 2001 to October 15, 2001,
stock issued for services at
$0.02 to $0.25 per share                     2,272       150,978             -

October 15, 2001,
stock issued for deferred
compensation at $0.25
per share                                    1,359       338,391             -

Balance forward                        $     6,445   $12,291,798   $  (246,761)










                                      Stock      Other               During the
                                     Comprehensive Development    Development
                                                                       Stage

Balance, March 31, 2001            $              -     $     -   $(11,780,944)

August 15, 2001 to January 23, 2002,
stock issued for cash at
$0.04 to $0.25 per share                          -           -              -

May 4, 2001 to February 20, 2002,
cash received on stock
subscription                                      -           -              -

September 30, 2001,
stock subscription receivable
satisfied by reduction of
accounts payable-related                          -           -              -

March 31, 2002,
Write-off subscription receivable                 -           -              -

August 15, 2001 to October 15, 2001,
stock issued for services at
$0.02 to $0.25 per share                          -           -              -

October 15, 2001,
stock issued for deferred
compensation at $0.25
per share                                  (339,750)          -              -

Balance forward                        $   (339,750)   $      -    (11,780,944)


                                  KOMODO, INC.
                          (A Development Stage Company)
             Statements of Stockholders Equity (Deficit) (Continued)

                                     Preferred Stock           Common Stock
                                   Shares          Amount           Shares

Balance forward                     2,000,000   $       2,000      6,444,330

April 1, 2001 to March 31, 2002,
 services rendered for
 deferred compensation                      -               -              -

September 27, 2001,
 stock issued for payment of
 accounts payable                           -               -        469,333

October 28, 2001,
 stock issued for purchase of
 technology                                 -               -        200,000

October 15, 2001,
Additional expense through
 issuance of warrants                       -               -              -

Fractional shares issued                    -               -          7,937

Net loss for the year ended
 March 31, 2002                             -               -              -

Balance, March 31, 2002             2,000,000           2,000      7,121,600

May 13, 2002,
 stock issued for services
 (unaudited)                                -               -         20,000

April 1, 2002 to June 30, 2002,
 services rendered for deferred
 compensation (unaudited)                   -               -              -

Net loss for the three months
 ended June 30, 2002 (unaudited)            -               -              -

Balance, June 30, 2002
 (unaudited)                        2,000,000   $       2,000      7,141,600








        KOMODO, INC.
                          (A Development Stage Company)
             Statements of Stockholders Equity (Deficit) (Continued)

                                                      Additional     Stock
                                     Common Stock      Paid-In     Subscription
                                         Amount        Capital       Receivable

Balance forward                    $      6,445   $ 12,291,798    $   (246,761)
April 1, 2001 to March 31, 2002,
services rendered for
deferred compensation                         -              -               -

September 27, 2001,
stock issued for payment of
accounts payable                            469          8,331               -

October 28, 2001,
stock issued for purchase of
technology                                  200           (150)              -

October 15, 2001,
Additional expense through
issuance of warrants                          -        428,600               -

Fractional shares issued                      8             (8)              -

Net loss for the year ended
March 31, 2002                                -              -               -

Balance, March 31, 2002                   7,122     12,728,571        (246,761)

May 13, 2002,
stock issued for services
(unaudited)                                  20         11,980               -

April 1, 2002 to June 30, 2002,
services rendered for deferred
compensation (unaudited)                      -              -               -

Net loss for the three months
ended June 30, 2002 (unaudited)               -              -               -

Balance, June 30, 2002
(unaudited)                        $      7,142   $ 12,740,551    $   (246,761)



                                  KOMODO, INC.
                          (A Development Stage Company)
             Statements of Stockholders Equity (Deficit) (Continued)

                                                                 during the
                                        stock        Other       development
                                     comprehensive   developement   stage


Balance forward                    $   (339,750)        $  -   $(11,780,944)

April 1, 2001 to March 31, 2002,
services rendered for
deferred compensation                   110,000            -              -

September 27, 2001,
stock issued for payment of
accounts payable                              -            -              -

October 28, 2001,
stock issued for purchase of
technology                                    -            -              -

October 15, 2001,
Additional expense through
issuance of warrants                          -            -              -

Fractional shares issued                      -            -              -

Net loss for the year ended
March 31, 2002                                -            -       (720,206)

Balance, March 31, 2002                (229,750)           -    (12,501,150)

May 13, 2002,
stock issued for services
(unaudited)                                   -            -              -

April 1, 2002 to June 30, 2002,
services rendered for deferred
compensation (unaudited)                 60,000            -              -

Net loss for the three months
ended June 30, 2002 (unaudited)               -            -        (84,714)

Balance, June 30, 2002
(unaudited)                        $   (169,750)   $       -   $(12,585,864)

   The accompanying notes are an integral part of these financial statements.





                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
                                                                   Inception on
                                                                    November 10,
                                  For the Three Months Ended        1995 Through
                                          June 30,                   June 30,
                                   2002                  2001            2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                           $    (84,714)   $     (5,382)   $(12,585,864)
Adjustments to reconcile net loss
to net cash used
by operating
activities:
Depreciation and
amortization expense                          -               -         194,021
Stock issued for
services                                  12,000               -       3,691,523
Stock issued for payment
of account payable                            -               -           8,800
Bad debt expense                               -               -         224,941
Write-off mineral
property                                     -               -       3,914,434
Write-off of stock
subscription receivable                       -               -             250
Services rendered for
deferred compensation                     60,000               -         170,000
Warrants granted below
market value                                -               -         497,581
Currency translation
adjustment                                   -               -        (168,626)
Changes in operating assets and liabilities:
(Increase) decrease in
accounts receivable                           -               -        (213,312)
(Increase) decrease in
deposits and
prepaid expenses                             54           1,333         (85,601)
Increase (decrease) in
accounts payable and
accounts payable

related party                             9,358           4,043         175,951
Increase (decrease) in
accrued liabilities                         554               -           2,438
Increase in reserve for
discontinued
operations                                     -               -         258,161

Net Cash Used by
Operating Activities                    (2,748)             (6)     (3,915,303)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed
assets                                      -               -        (149,014)
Purchase of mineral property a
nd deferred
exploration costs                            -               -      (2,762,539)

Net Cash Used by
Investing Activities                                         -      (2,911,553)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received on stock
subscription                                   -               -          11,510
Decrease in cash
overdraft                                     5               6               8
Proceeds from common
stock                                          -               -       5,340,175
Proceeds on notes payable
related party                              2,743               -       1,475,163

Net Cash Provided by
Financing Activities                       2,748               6       6,826,856

NET INCREASE
CASH                                          -               -               -

CASH AT BEGINNING
OF PERIOD                                     -               -               -

CASH AT END OF
PERIOD                              $          -          $    -              $-


                                  KOMODO, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                       From
                                                              Inception on
                                                                  November 10,
                               For the Three Months Ended       1995 Through
                                     June 30,                        June 30,
                                2002                  2001            2002

CASH PAID FOR:

Interest                 $               -   $               -   $      114
Income taxes             $               -   $               -   $        -

NON-CASH FINANCING ACTIVITIES

Common stock issued
for acquisition of asset $               -   $               -   $  394,062
Common stock issued
for debt conversion      $               -   $               -   $1,210,719
Common stock issued
for mineral properties   $               -   $               -   $  550,000
Common stock issued
for services                    $   12,000   $               -   $3,691,523
Common stock issued
for license              $               -   $               -   $  125,000
Common stock issued
for subscription         $               -   $               -   $  237,750
Common stock issued
for payment of
accounts payable         $               -   $               -   $    8,800






                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        June 30, 2002 and March 31, 2002

NOTE 1 -     BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Companys most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 -      GOING CONCERN

The Companys financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Managements plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.





Managements Discussion and Analysis
Plan of Operation

The current activities conducted by the Company are to manage its limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged. On June 6, 2002, the Company signed a Letter of Intent with The Magnetizer Group, Inc. a private company incorporated under the laws of Pennsylvania, USA. The Company and Magnetizer intend to enter into an Acquisition Agreement wherein the Company will acquire Magnetizer. At the current time the Company is in the process of preparing the Acquisition agreement.

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

Results of Operations

We have incurred significant losses since inception on November 10, 1995. From inception to June 30, 2002, the Company has incurred a net loss of $12,585,864, with a net loss of $84,714 for the three months ended June 30, 2002.

For the majority of this quarter the Company was engaged in discussions regarding Magnetizer and reviewing documentation and products.

We  estimate  that  existing  sources of  liquidity  and the funds  provided  by anticipated capital activity will satisfy our projected working capital requirements through the last quarter of fiscal 2002. Our ability to maintain sufficient liquidity through fiscal 2002 is dependent on the company raising additional capital and such capital may not be available on acceptable terms, if at all. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long-term capital requirements, the company may be required to curtail operations significantly or to seek funds through arrangements with strategic partners, existing investors or other parties.


                            PART II OTHER INFORMATION


Item 1.       Legal Proceedings

              None

Item 2.        Changes in Securities

During the quarter the company issued 20,000 common shares for service at $0.60 per share.


Item 3.        Defaults Upon Senior Securities

              None; not applicable


Item 4       Submission of Matters to a Vote of Security Holders

              None

Item 5.     Other Information



              None



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


Date:    August 14, 2002                             /S/ Gordon Muir
                                                     President / Director



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:



                                                     KOMODO, INC.


Date:  August 14, 2002                      ____________________
                                                     By / s / Gordon Muir
                                                     President / Director


Date:  August 14, 2002                      ____________________
                                                     By / s / Victor Cardenas
                                                     Secretary/Director




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Komodo, Inc. (the Company) on Form 10-Q(SB) for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, GORDON MUIR, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





         /s/ GORDON MUIR
         Chief Executive Officer

         Date:  August 14, 2002