Form 10QSB/A
period 2002-06-30
PANTOMFILM COM
filed 2002-08-20
CIK 786129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB/A

     (Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  JUNE 30, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ____________


                       Commission File Number: 33-2150-LA


                                  KOMODO, INC.
             (Exact name of registrant as specified in its charter)

                   NEVADA                               95-3932052
       ---------------------------------              -------------------
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)

               Suite 400, 1111 West Georgia Street, Vancouver, B.C. V6E 4M3
      -------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (604) 689-5377
      -------------------------------------------------------------------
              (Registrant's telephone number, including area code)

      -------------------------------------------------------------------
      (Former name, address or fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
    -------      -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of June 30, 2002 the registrant had 4,390,797 shares of Common Stock issued and outstanding.







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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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