Form 10QSB/A
period 2002-06-30
KOMODO INC
filed 2002-08-26
CIK 786129

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


                         Commission File Number: 0-14869


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

As of June 30, 2002 the registrant had 7,141,600 shares of Common Stock issued and outstanding.

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS.

                                  KOMODO, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                        June 30, 2002 and March 31, 2002

                                  KOMODO, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------      June 30,       March 31,
                                                   2002           2002
                                              -------------   -------------
                                               (Unaudited)
CURRENT ASSETS

 Cash                                         $          -    $          -
 Prepaid expenses                                      236             290
                                              ------------    ------------
   Total Current Assets                                236             290
                                              ------------    ------------
OTHER ASSETS

 E-virus technology                                     50              50
                                              ------------    ------------
 Total Other Assets                                     50              50
                                              ------------    ------------
   TOTAL ASSETS                               $        286    $        340
                                              ============    ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
 Cash overdraft                               $          8    $          3
 Accounts payable and accrued
    liabilities-related party                       47,284          34,629
 Reserve for discontinued operations               205,676         205,676
                                              ------------    ------------
   Total Current Liabilities                       252,968         240,308
                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock: 10,000,000 shares
  authorized of $0.001 par value,
  2,000,000 shares issued and outstanding            2,000           2,000
 Common stock: 100,000,000 shares
  authorized of $0.001 par value,
  7,141,600 shares issued and outstanding
  at June 30, 2002 and7,121,600 at
  March 31, 2002                                     7,142           7,122
 Additional paid-in capital                     12,740,551      12,728,571
 Stock subscriptions receivable                   (246,761)       (246,761)
 Deferred compensation                            (169,750)       (229,750)
 Deficit accumulated during the development
  stage                                        (12,585,864)    (12,501,150)
                                              ------------    ------------
   Total Stockholders' Equity (Deficit)           (252,682)       (239,968)
                                              ------------    ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)                                 $        286    $        340
                                              ============    ============

    The accompanying notes are an integral part of the financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                      From
                                                                  Inception on
                                                                  November 10,
                                For the Three Months Ended        1995 Through
--------------------------------------------------------------------------------
                                           June 30,                 March 31,
                                --------------------------------
                                      2002             2001           2002
                                --------------- --------------- ---------------

REVENUES                        $            -  $            -  $            -
                                --------------  --------------  --------------

EXPENSES

 Depreciation and amortization               -                -         194,021
 General and administrative             84,714            5,382       1,482,113
                                --------------  --------------- ---------------

   Total Expenses                       84,714            5,382       1,676,134
                                --------------  --------------- ---------------

LOSS FROM OPERATIONS                   (84,714)          (5,382)     (1,676,134)
                                --------------  --------------- ---------------

LOSS FROM DISCONTINUED
 OPERATIONS                                  -                -     (10,909,730)
                                --------------  --------------- ---------------

NET LOSS                        $      (84,714) $        (5,382)$   (12,585,864)
                                ==============  =============== ===============
BASIC LOSS PER SHARE OF
 COMMON STOCK                   $        (0.01) $         (0.00)
                                ==============  ===============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                  7,132,150        3,013,096
                                ==============  ===============












    The accompanying notes are an integral part of the financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                     Preferred Stock           Common Stock     Additional
                                   ---------------------- ---------------------  Paid-In
                                   Shares       Amount      Shares     Amount    Capital
                                   ---------- ----------- ---------- ---------- ------------
Balance, March 31, 2001            2,000,000  $    2,000  1,606,991  $    1,607 $11,565,886

August 15, 2001 to January 23,
2002,stock issued for cash at
 $0.04 to $0.25 per share                  -           -  1,206,668       1,207     236,543

May 4, 2001 to February 20, 2002,
cash received on stock subscription        -            -         -           -           -

September 30, 2001, stock
subscription receivable satisfied by
reduction of accounts payable-related      -            -         -           -           -

March 31, 2002,
Write-off subscription receivable          -            -         -           -           -

August 15, 2001 to October 15, 2001,
 stock issued for services at
 $0.02 to $0.25 per share                  -            - 2,271,671       2,272     150,978

October 15, 2001,
 stock issued for deferred compensation
 at $0.25 per share                        -            - 1,359,000       1,359     338,391
                                   ---------  ----------- ---------  ---------- -----------
Balance forward                    2,000,000  $     2,000 6,444,330  $    6,445 $12,291,798
                                   ---------  ----------- ---------  ---------- -----------


















    The accompanying notes are an integral part of the financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                  Deficit
                                                                                Accumulated
                                           Stock         Other                  During the
                                       Subscription   Deferred   Comprehensive  Development
                                        Receivable  Compensation  Income(Loss)     Stage
                                       ------------ ------------- ------------ -------------
Balance, March 31, 2001                $   (24,346) $          -  $         -  $(11,780,944)

August 15, 2001 to January 23, 2002,
stock issued for cash at
 $0.04 to $0.25 per share                 (237,750)            -            -             -

May 4, 2001 to February 20, 2002,
cash received on stock subscription         11,510             -            -             -

September 30, 2001,
 stock subscription receivable
 satisfied by reduction of
 accounts payable-related                    3,575             -            -             -

March 31, 2002,
Write-off subscription receivable              250             -            -             -

August 15, 2001 to October 15, 2001,
 stock issued for services at
 $0.02 to $0.25 per share                        -             -            -             -

October 15, 2001,
 stock issued for deferred
 compensation at $0.25 per share                 -      (339,750)           -             -
                                       -----------  ------------  -----------  ------------
Balance forward                        $  (246,761) $   (339,750) $         -  $(11,780,944)
                                       -----------  ------------  -----------  ------------














    The accompanying notes are an integral part of the financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                     Preferred Stock          Common Stock      Additional
                                   ---------------------- ---------------------  Paid-In
                                   Shares       Amount      Shares     Amount    Capital
                                   ---------- ----------- ---------- ---------- ------------
Balance forward                    2,000,000  $    2,000  6,444,330  $   6,445  $ 12,291,798

April 1, 2001 to March 31, 2002,
 services rendered for
 deferred compensation                     -           -          -          -             -

September 27, 2001,
 stock issued for payment of
 accounts payable                          -           -    469,333        469         8,331

October 28, 2001,
 stock issued for purchase of
 technology                                -           -    200,000        200          (150)

October 15, 2001,
Additional expense through
 issuance of warrants                      -           -          -          -       428,600

Fractional shares issued                   -           -      7,937          8            (8)

Net loss for the year ended
 March 31, 2002                            -           -          -          -             -
                                   ---------  ----------  ---------  ---------  ------------
Balance, March 31, 2002            2,000,000       2,000  7,121,600      7,122    12,728,571

May 13, 2002,
 stock issued for services
 (unaudited)                               -           -     20,000         20        11,980

April 1, 2002 to June 30, 2002,
 services rendered for deferred
 compensation (unaudited)                  -           -          -          -             -

Net loss for the three months
 ended June 30, 2002 (unaudited)           -           -          -          -             -
                                   ---------  ----------  ---------  ---------  ------------
Balance, June 30, 2002 (unaudited) 2,000,000  $    2,000  7,141,600  $   7,142  $ 12,740,551
                                   =========  ==========  =========  =========  ============






    The accompanying notes are an integral part of the financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                  Deficit
                                                                                Accumulated
                                           Stock         Other                  During the
                                       Subscription   Deferred   Comprehensive  Development
                                        Receivable  Compensation  Income(Loss)     Stage
                                       ------------ ------------- ------------ -------------
Balance forward                        $  (246,761) $   (339,750) $         -  $(11,780,944)

April 1, 2001 to March 31, 2002,
 services rendered for
 deferred compensation                           -       110,000            -             -

September 27, 2001,
 stock issued for payment of
 accounts payable                                -             -            -             -

October 28, 2001,
 stock issued for purchase of
 technology                                      -             -            -             -

October 15, 2001,
Additional expense through
 issuance of warrants                            -             -            -             -

Fractional shares issued                         -             -            -             -

Net loss for the year ended
 March 31, 2002                                  -             -            -      (720,206)
                                       -----------  ------------  -----------  ------------
Balance, March 31, 2002                   (246,761)     (229,750)           -   (12,501,150)

May 13, 2002,
 stock issued for services
 (unaudited)                                     -             -            -             -

April 1, 2002 to June 30, 2002,
 services rendered for deferred
 compensation (unaudited)                        -        60,000            -             -

Net loss for the three months
 ended June 30, 2002 (unaudited)                 -             -            -       (84,714)
                                       -----------  ------------  -----------  ------------
Balance, June 30, 2002
 (unaudited)                           $  (246,761) $   (169,750) $         -  $(12,585,864)
                                       ===========  ============  ===========  ============

    The accompanying notes are an integral part of the financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                       From Inception on
                                                            For the Three Months Ended  November 10,
                                                                       June 30,         1995 Through
                                                            --------------------------    June 30,
                                                                 2002         2001          2002
CASH FLOWS FROM OPERATING ACTIVITIES                        ------------  ------------  ------------
   Net loss                                                 $   (84,714)  $    (5,382)  $(12,585,864)
   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Depreciation and amortization expense                            -             -        194,021
     Stock issued for services                                   12,000             -      3,691,523
     Stock issued for payment of account payable                      -             -          8,800
     Bad debt expense                                                 -             -        224,941
     Write-off mineral property                                       -             -      3,914,434
     Write-off of stock subscription receivable                       -             -            250
     Services rendered for deferred compensation                 60,000             -        170,000
     Warrants granted below market value                              -             -        497,581
     Currency translation adjustment                                  -             -       (168,626)
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                        -             -       (213,312)
     (Increase) decrease in deposits and
       prepaid expenses                                              54         1,333        (85,601)
     Increase (decrease) in accounts payable and
      accounts payable-related party                              9,358         4,043        175,951
     Increase (decrease) in accrued liabilities                     554             -          2,438
     Increase in reserve for discontinued operations                  -             -        258,161
                                                            -----------   -----------    -----------
       Net Cash Used by Operating Activities                     (2,748)           (6)    (3,915,303)
                                                            -----------   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                           -             -       (149,014)
   Purchase of mineral property and deferred
    exploration costs                                                 -             -     (2,762,539)
                                                            -----------   -----------    -----------
       Net Cash Used by Investing Activities                          -             -     (2,911,553)
                                                            -----------   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received on stock subscription                                -             -         11,510
   Decrease in cash overdraft                                         5             6              8
   Proceeds from common stock                                         -             -      5,340,175
   Proceeds on notes payable - related party                      2,743             -      1,475,163
                                                            -----------   -----------    -----------
       Net Cash Provided by Financing Activities                  2,748             6      6,826,856
                                                            -----------   -----------    -----------
NET INCREASE IN CASH                                                  -             -              -

CASH AT BEGINNING OF PERIOD                                           -             -              -
                                                            -----------   -----------    -----------
CASH AT END OF PERIOD                                       $         -   $         -    $         -
                                                            ===========   ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                From
                                                                            Inception on
                                                For the Three Months Ended  November 10,
                                                           June 30,         1995 Through
                                                ---------------------------    June 30,
                                                    2002           2001          2002
                                                ------------- ------------- -------------
CASH PAID FOR:

   Interest                                     $          -  $          -  $        114
   Income taxes                                 $          -  $          -  $          -

NON-CASH FINANCING ACTIVITIES

   Common stock issued for acquisition of asset $          -  $          -  $    394,062
   Common stock issued for debt conversion      $          -  $          -  $  1,210,719
   Common stock issued for mineral properties   $          -  $          -  $    550,000
   Common stock issued for services             $     12,000  $          -  $  3,691,523
   Common stock issued for license              $          -  $          -  $    125,000
   Common stock issued for subscription         $          -  $          -  $    237,750
   Common stock issued for payment of
    accounts payable                            $          -  $          -  $      8,800

























    The accompanying notes are an integral part of the financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        June 30, 2002 and March 31, 2002

NOTE 1 -     BASIS OF FINANCIAL STATEMENT PRESENTATION

             The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

              In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We may use words such as "anticipates," "believes," "plans," "expects," "future," "intends," "may," "will," "should," "estimates," "predicts," "potential," "continue" and similar expressions to identify such forward-looking statements". Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These forward-looking statements apply only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above and elsewhere in this Form 10-Q and readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.

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

                           PART II - OTHER INFORMATION


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

                                            KOMODO, INC.


Date:  August 23, 2002                      ------------------------
                                            By   / s / Gordon Muir
                                            President / Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                            KOMODO, INC.


Date:  August 23, 2002                      --------------------
                                            By / s / Gordon Muir
                                            President / Director

Date:  August 23, 2002                      ------------------------
                                            By / s / Victor Cardenas
                                            Secretary/Director


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Komodo, Inc. (the "Company") on Form 10-Q(SB) for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, GORDON MUIR, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects,the financial condition and result of operations of the Company.


         /s/ GORDON MUIR
         ---------------
         Chief Executive Officer

         Date:  August 23, 2002