Form 10QSB
period 2002-09-30
KOMODO INC
filed 2002-11-08
CIK 786129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  SEPTEMBER 30, 2002

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

As of September 30, 2002 the registrant had 7,541,600 shares of Common Stock issued and outstanding.

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS.














                                  KOMODO, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      September 30, 2002 and March 31, 2002

                                  KOMODO, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                              September 30,       March 31,
                                                  2002              2002
                                              -------------   ---------------
CURRENT ASSETS                                 (Unaudited)
   Cash                                       $         28       $          -
   Prepaid expenses                                    180                290
                                              ------------       ------------
     Total Current Assets                              208                290
                                              ------------       ------------
OTHER ASSETS
   E-virus technology                                   50                 50
                                              ------------       ------------
   Total Other Assets                                   50                 50
                                              ------------       ------------
     TOTAL ASSETS                             $        258       $        340
                                              ============       ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES

   Cash overdraft                             $          -       $          3
   Accounts payable and accrued
     liabilities-related party                      49,391             34,629
   Reserve for discontinued operations             205,676            205,676
                                              ------------       ------------
     Total Current Liabilities                     255,067            240,308
                                              ------------       ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 10,000,000 shares
    authorized of $0.001 par value,
    2,000,000 shares issued and outstanding          2,000              2,000
   Common stock: 100,000,000 shares authorized
    of $0.001 par value, 7,541,600 shares
    issued and outstanding at September 30,
    2002 and 7,121,600 at March 31, 2002             7,542              7,122
   Additional paid-in capital                   12,824,151         12,728,571
   Stock subscriptions receivable                 (246,761)          (246,761)
   Deferred compensation                          (109,750)          (229,750)
   Deficit accumulated during the development
    stage                                      (12,731,991)       (12,501,150)
                                              ------------       ------------
     Total Stockholders' Equity (Deficit)         (254,809)          (239,968)
                                              ------------       ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                        $        258       $        340
                                              ============       ============
    The accompanying notes are an integral part of the financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                             From
                                                                                         Inception on
                                 For the Six Months Ended    For the Three Months Ended  November 10,
                                       September 30,                September 30,        1995 Through
                                ---------------------------  --------------------------- September 30,
                                    2002          2001           2002          2001          2002
                                ------------- -------------  ------------- ------------- -------------
REVENUES                        $          -  $          -   $          -  $          -  $          -
                                ------------  ------------   ------------  ------------  ------------
EXPENSES
 Depreciation and amortization             -             -              -             -       194,021
 General and administrative          230,841         8,715        146,127         3,333     1,628,240
                                ------------  ------------   ------------  ------------  ------------
   Total Expenses                    230,841         8,715        146,127         3,333     1,822,261
                                ------------  ------------   ------------  ------------  ------------
LOSS FROM OPERATIONS                (230,841)       (8,715)      (146,127)       (3,333)   (1,822,261)
                                ------------  ------------   ------------  ------------  ------------
LOSS FROM DISCONTINUED
 OPERATIONS                                -             -              -   (10,909,730)
                                ------------  ------------   ------------  ------------
NET LOSS                        $   (230,841) $     (8,715)  $   (146,127) $     (3,333) $(12,731,991)
                                ============  ============   ============  ============  ============
BASIC LOSS PER SHARE OF
 COMMON STOCK                   $      (0.03) $      (0.02)  $      (0.02) $      (0.01)
                                ============  ============   ============  ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                7,143,458       440,077      7,154,643       440,077
                                ============  ============   ============  ============
























    The accompanying notes are an integral part of the financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                                 Deficit
                                                                                                               Accumulated
                            Preferred Stock         Common Stock            Additional  Stock       Other      During the
                            ------------------  --------------------    Paid-In     Subscription   Deferred    Development
                             Shares    Amount    Shares      Amount     Capital      Receivable  Compensation    Stage
                            --------- --------  ---------  ---------  ------------  ------------ ------------  -------------
Balance, March 31, 2001     2,000,000 $  2,000  1,606,991  $   1,607  $ 11,565,886  $   (24,346) $         -  $   (11,780,944)

August 15, 2001 to
January 23,2002, stock
issued for cash at $0.04
to $0.25 per share                  -        -  1,206,668      1,207       236,543     (237,750)           -                -

May 4, 2001 to February
20, 2002, cash received
on stock subscription               -        -          -          -             -       11,510            -                -

September 30, 2001,
 stock subscription
 receivable satisfied by
 reduction of accounts
 payable-related                    -        -          -          -             -        3,575             -               -

March 31, 2002,
Write-off subscription
receivable                          -        -          -          -             -          250             -               -

August 15, 2001 to October
15, 2001, stock issued for
services at $0.02 to $0.25
per share                           -        -  2,271,671      2,272       150,978            -              -               -

October 15, 2001,
 stock issued for deferred
 compensation at $0.25
 per share                          -        -  1,359,000      1,359       338,391            -       (339,750)              -
                            --------- --------  ---------  ---------  ------------  -----------  -------------  --------------

Balance forward             2,000,000 $  2,000  6,444,330  $   6,445  $ 12,291,798  $  (246,761) $    (339,750) $  (11,780,944)
                           ---------- --------  ---------  ---------  ------------  -----------  -------------  --------------














   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                 Deficit
                                                                                                               Accumulated
                            Preferred Stock         Common Stock            Additional  Stock       Other      During the
                            ------------------  --------------------    Paid-In     Subscription   Deferred    Development
                             Shares    Amount    Shares      Amount     Capital      Receivable  Compensation    Stage
                            --------- --------  ---------  ---------  ------------  ------------ ------------  -------------
Balance forward             2,000,000 $  2,000  6,444,330  $   6,445  $ 12,291,798  $  (246,761) $  (339,750)  $ (11,780,944)

April 1, 2001 to March
  31, 2002, services
  rendered for deferred
  compensation                      -        -          -          -             -            -      110,000               -

September 27, 2001,
 stock issued for payment
 of accounts payable at
 $0.02 per share                    -        -    469,333        469         8,331            -            -               -

October 28, 2001,
 stock issued for purchase
 of technology at $0.0003
 per share                          -        -    200,000        200          (150)           -            -               -

October 15, 2001,
Additional expense through
 issuance of warrants               -        -          -          -       428,600            -            -               -

Fractional shares issued            -        -      7,937          8            (8)           -            -               -

Net loss for the year
 ended March 31, 2002               -        -          -          -             -            -            -        (720,206)
                            --------- --------  ---------  ---------  ------------  -----------  -----------   -------------
Balance, March 31, 2002     2,000,000    2,000  7,121,600      7,122    12,728,571     (246,761)    (229,750)    (12,501,150)

May 13, 2002,
 stock issued for services
 at $0.60 per share
 (unaudited)                        -        -     20,000         20        11,980            -            -              -

September 27, 2002,
 stock issued for services
 at $0.21 per share
 (unaudited)                        -        -    400,000        400        83,600            -            -              -
                            --------- --------  ---------  ---------  ------------  -----------  -----------   -------------
Balance forward             2,000,000 $  2,000  7,541,600  $   7,542  $ 12,824,151  $  (246,761) $  (229,750)  $ (12,501,150)
                            --------- --------  ---------  ---------  ------------  -----------  -----------   -------------












   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                 Deficit
                                                                                                               Accumulated
                            Preferred Stock         Common Stock            Additional  Stock       Other      During the
                            ------------------  --------------------    Paid-In     Subscription   Deferred    Development
                             Shares    Amount    Shares      Amount     Capital      Receivable  Compensation    Stage
                            --------- --------  ---------  ---------  ------------  ------------ ------------  -------------
Balance forward             2,000,000 $  2,000  7,541,600  $   7,542  $ 12,824,151  $  (246,761) $   (229,750) $ (12,501,150)

April 1, 2002 to September
 30, 2002, services
 rendered for deferred
 compensation (unaudited)           -        -          -          -             -            -       120,000              -

Net loss for the six months
 ended September 30, 2002
 (unaudited)                        -        -          -          -             -            -             -       (230,841)
                            --------- --------  ---------  ---------  ------------  -----------  ------------  -------------
Balance, September 30, 2002
 (unaudited)                2,000,000 $  2,000  7,541,600  $   7,542  $ 12,824,151  $  (246,761) $   (109,750) $ (12,731,991)
                            ========= ========  =========  =========  ============  ===========  ============  =============






























   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                             For the Six Months Ended     FromInception on
                                                                   September 30,             November 10,
                                                            ----------------------------    1995 Through
                                                                 2002          2001       September 30, 2002
                                                            -------------  -------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $   (230,841)  $     (8,715)  $(12,731,991)
   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Depreciation and amortization expense                             -              -        194,021
     Stock issued for services                                    96,000              -      3,775,523
     Stock issued for payment of account payable                       -              -          8,800
     Bad debt expense                                                  -              -        224,941
     Write-off mineral property                                        -              -      3,914,434
     Write-off of stock subscription receivable                        -              -            250
     Services rendered for deferred compensation                 120,000              -        230,000
     Warrants granted below market value                               -              -        497,581
     Currency translation adjustment                                   -              -       (168,626)
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                        -              -       (213,312)
     (Increase) decrease in deposits and
       prepaid expenses                                              110          1,333        (85,545)
     Increase (decrease) in accounts payable and
      accounts payable-related party                               6,389            599        172,982
     Increase (decrease) in accrued liabilities                    1,180              -          3,064
     Increase in reserve for discontinued operations                   -              -        258,161
                                                            ------------   ------------   ------------
       Net Cash Used by Operating Activities                      (7,162)        (6,783)    (3,919,717)
                                                            ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                            -              -       (149,014)
   Purchase of mineral property and deferred exploration costs         -              -     (2,762,539)
                                                            ------------   ------------   ------------
       Net Cash Used by Investing Activities                           -              -     (2,911,553)
                                                            ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received on stock subscription                                 -              -         11,510
   Proceeds from (repayment of) cash overdraft                        (3)            (2)             -
   Proceeds from common stock                                          -          9,725      5,340,175
   Proceeds on notes payable - related party                       7,193         (2,940)     1,479,613
                                                            ------------   ------------   ------------
       Net Cash Provided by Financing Activities                   7,190          6,783      6,831,298
                                                            ------------   ------------   ------------
NET INCREASE IN CASH                                                  28              -             28

CASH AT BEGINNING OF PERIOD                                            -              -              -
                                                            ------------   ------------   ------------
CASH AT END OF PERIOD                                       $         28   $          -   $         28
                                                            ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                               From
                                                                            Inception on
                                                For the Six Months Ended    November 10,
                                                        September 30,       1995 Through
                                                --------------------------  September 30,
                                                     2002         2001          2002
                                                ------------  ------------  ------------

CASH PAID FOR:

   Interest                                     $         -   $         -   $       114
   Income taxes                                 $         -   $         -   $         -

NON-CASH FINANCING ACTIVITIES

   Common stock issued for acquisition of asset $         -   $         -   $   394,062
   Common stock issued for debt conversion      $         -   $         -   $ 1,210,719
   Common stock issued for mineral properties   $         -   $         -   $   550,000
   Common stock issued for services             $    96,000   $         -   $ 3,775,523
   Common stock issued for license              $         -   $         -   $   125,000
   Common stock issued for subscription         $         -   $         -   $   237,750
   Common stock issued for payment of
    accounts payable                            $         -   $         -   $     8,800

























   The accompanying notes are an integral part of these financial statements.

                                 11KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2002 and March 31, 2002


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2002 Annual Report on Form 10-KSB. Operating results for the six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

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

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2002 and March 31, 2002


NOTE 3 -  STOCK OPTIONS

          During September 2002, the Company's board of directors adopted the "2002 Stock Incentive Plan" to issue options to purchase 1,000,000 shares of stock to employees and consultants at $0.21 per share. The options vest immediately.

          During September 2002, the Company granted options to employees to purchase 1,000,000 shares of common stock. The options have an exercise price of $0.21 per share, vest immediately and have a five-year term.

          A summary of the status of the Company's outstanding stock options as of September 30, 2002 and 2001 and changes during the periods then ended is presented below:

                                             2002                  2001
                                     --------------------- ---------------------

                                                 Weighted              Weighted
                                                 Average               Average
                                                 Exercise              Exercise
                                       Shares     Price      Shares     Price
                                     ---------- ---------- ---------- ----------
          Outstanding, beginning of
          year                                -  $       -          - $       -
          Granted                     1,000,000       0.21          -         -
          Expired/Cancelled                   -          -          -         -
          Exercised                           -          -          -         -
                                     ----------  --------- ---------- ----------

          Outstanding end of year     1,000,000  $    0.21          - $       -
                                     ==========  ========= ========== ==========

          Exercisable                 1,000,000  $    0.21          - $       -
                                     ==========  ========= ========== ==========


                          Outstanding                 Exercisable
              --------------------------------- ----------------------
                             Weighted
                 Number      Average   Weighted    Number    Weighted
              Outstanding   Remaining  Average  Exercisable  Average
              at Sept. 30, Contractual Exercise at Sept. 30, Exercise
                  2002        Life       Price      2002       Price
              ------------ ----------- -------- ------------ ---------
                1,000,000        5.00  $   0.21   1,000,000  $   0.21

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2002 and March 31, 2002

NOTE 3 -  STOCK OPTIONS (Continued)

          The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

                                                      For the Period
                                                          Ended
                                                    September 30, 2002
                                               ------------------------------

          Risk free interest rate                                 2.79%
          Expected life                                         5 years
          Expected volatility                                      212%
          Dividend yield                                          0.00%


          Of the 1,000,000 options issued, 1,000,000 were issued to employees or employee directors and were accounted for under APB 25, "Accounting for Stock Issued to Employees." All of these shares were issued either at or above the market price of the Company's common stock on the date of issue and no compensation expense was recognized. Had compensation cost for the issuance of the options been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, "Accounting for Stock Based Compensation," the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                  For the Six Months Ended
                                                         September 30,
                                             ----------------------------------
                                                   2002               2001
                                             ---------------  -----------------


          Net (loss) as reported                $  (230,841)      $    (8,715)
          Pro forma                                (437,368)           (8,715)

          Basic (loss) per share as reported    $     (0.03)      $     (0.02)
          Pro forma                                   (0.06)            (0.02)

NOTE 4-   MATERIAL EVENTS

          All of the former  subsidiaries of the Company have been abandoned and
          have  been   dissolved,   accordingly  the  Company  is  no  longer  a
          consolidated entity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation

Komodo is a software company in the process of developing a web based product for the email industry. Email is plagued with viruses, unwanted spam and insecure mail which is increasingly causing businesses to incur extra expenses in unnecessary man hours trying to control the content either received or sent by their employees. Current solutions only provide for partial fixes and require special software or expensive equipment to be installed on the client side.

Komodo's email detective product is incorporating a fundamentally different and proprietary technique for the delivery of email via the Internet. This unique approach will allow all subscribers to the product to keep their current email address and never again worry about unwanted viruses, spam, adult content or the size of the files transferred.

The current activities conducted by the Company are to continue the development of the E-mail detective product with a view to launching a beta product in the first quarter of 2003.

The Company has decided not to proceed with the Letter of Intent signed with The Magnetizer Group, Inc. on June 6th, 2002.

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

Results of Operations

The Company has incurred a net loss for the six months ended September 30, 2002 of $230,841.

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






                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

              None

Item 2.        Changes in Securities

During the quarter the company issued 400,000 common shares for services at $0.21 per share.


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

                                            KOMODO, INC.


Date:  November 4, 2002                     -----------------------------
                                            By   /  s  / Gordon Muir
                                            President / Director



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                            KOMODO, INC.


Date:  November 4, 2002                     -----------------------------
                                            By / s / Gordon Muir
                                            President / Director

Date:  November 4, 2002                     -----------------------------
                                            By / s / Victor Cardenas
                                            Secretary/Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Komodo, Inc. (the "Company") on Form 10-Q(SB) for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, GORDON MUIR, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





  /s/ GORDON MUIR
  ---------------
  Chief Executive Officer

  Date:  November 4, 2002