Form 10QSB
period 2002-12-31
KOMODO INC
filed 2003-02-11
CIK 786129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

               For the quarterly period ended: DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ______ to ____________


                         Commission File Number: 0-14869


                                  KOMODO, INC.
         ---------------------------------------------------------------
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

                                 (604) 689-5377
       -------------------------------------------------------------------
                           (Issuer's telephone number)

       -------------------------------------------------------------------
       (Former name, address or fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
    -------      -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of December 31, 2002 the registrant had 7,541,600 shares of Common Stock issued and outstanding.


Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                               ---       ---

                                TABLE OF CONTENTS


Heading                                                                    Page


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                3

Item 2.  Management's Discussion and Analysis or Plan of Operation          14


Item 3.  Controls and Procedures                                            15



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  16

Item 2.  Changes in Securities                                              16

Item 3.  Defaults Upon Senior Securities                                    16

Item 4.  Submission of Matters to a Vote of Securities Holders              16

Item 5.  Other Information                                                  16

Item 6.  Exhibits and Reports on Form 8-K                                   16

Signatures                                                                  17

Certifications                                                              18

                          PART I. FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.














                                  KOMODO, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      December 31, 2002 and March 31, 2002

                                  KOMODO, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                                   December 31,      March 31,
                                                        2002            2002
                                                   ------------    ------------
CURRENT ASSETS                                      (Unaudited)
   Cash                                            $       --      $       --
   Prepaid expenses                                         127             290
                                                   ------------    ------------
     Total Current Assets                                   127             290
                                                   ------------    ------------
OTHER ASSETS
   E-virus technology                                        50              50
                                                   ------------    ------------
   Total Other Assets                                        50              50
                                                   ------------    ------------
     TOTAL ASSETS                                  $        177    $        340
                                                   ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Cash overdraft                                  $        256    $          3
   Accounts payable and accrued
     liabilities-related party                           55,244          34,629
   Reserve for discontinued operations                  205,676         205,676
                                                   ------------    ------------

     Total Current Liabilities                          261,176         240,308
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock: 10,000,000 shares
    authorized of $0.001 par value, 2,000,000
    shares issued and outstanding                         2,000           2,000
   Common stock: 100,000,000 shares
    authorized of $0.001 par value, 7,541,600
    shares issued and outstanding at December
     31, 2002 and 7,121,600 at March 31, 2002             7,542           7,122
   Additional paid-in capital                        12,824,151      12,728,571
   Stock subscriptions receivable                      (246,761)       (246,761)
   Deferred compensation                                (49,750)       (229,750)
   Deficit accumulated during the development
     stage                                          (12,798,181)    (12,501,150)
                                                   ------------    ------------

     Total Stockholders' Equity (Deficit)              (260,999)       (239,968)
                                                   ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                            $        177    $        340
                                                   ============    ============

    The accompanying notes are an integral part of the financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                       From
                                                                                                   Inception on
                                                                                                    November 10,
                                    For the Nine Months Ended      For the Three Months Ended      1995 Through
                                    ---------------------------    ----------------------------    -------------

                                            December 31,                    December 31,            December 31,
                                   ----------------------------    ----------------------------    -------------
                                        2002            2001            2002            2001            2002
                                   ------------    ------------    ------------    ------------    ------------

REVENUES                           $       --      $       --      $       --      $       --      $       --
                                   ------------    ------------    ------------    ------------    ------------

EXPENSES

   Depreciation and amortization           --              --              --              --           194,021
   General and administrative           297,031         399,222          66,190         390,507       1,694,430
                                   ------------    ------------    ------------    ------------    ------------

     Total Expenses                     297,031         399,222          66,190         390,507       1,888,451
                                   ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                   (297,031)       (399,222)        (66,190)       (390,507)     (1,888,451)
                                   ------------    ------------    ------------    ------------    ------------

LOSS FROM DISCONTINUED
 OPERATIONS                                --              --              --              --       (10,909,730)
                                   ------------    ------------    ------------    ------------    ------------

NET LOSS                           $   (297,031)   $   (399,222)   $    (66,190)   $   (390,507)   $(12,798,181)
                                   ============    ============    ============    ============    ============

BASIC LOSS PER SHARE OF
 COMMON STOCK                      $      (0.04)   $      (0.52)   $      (0.01)   $      (0.34)
                                   ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                   7,276,655         763,631       7,541,600       1,148,799
                                   ============    ============    ============    ============
















   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                      Preferred Stock        Common Stock     Additional     Stock          Other       During the
                                    ------------------   ------------------     Paid-In   Subscription    Deferred      Development
                                      Shares    Amount      Shares   Amount     Capital    Receivable   Compensation       Stage
                                    ---------  -------   ---------  -------  ------------  ----------   ------------   ------------
Balance, March 31, 2001             2,000,000  $ 2,000   1,606,991  $ 1,607  $ 11,565,886  $  (24,346)  $       --     $(11,780,944)

August 15, 2001 to January 23,
2002, stock issued for cash at
 $0.04 to $0.25 per share                --       --     1,206,668    1,207       236,543    (237,750)          --             --

May 4, 2001 to February 20, 2002,
cash received on stock
 subscription                            --       --          --       --            --        11,510           --             --

December 31, 2001,
 stock subscription receivable
 satisfied by reduction of
 accounts payable-related                --       --          --       --            --         3,575           --             --

March 31, 2002,
Write-off subscription receivable        --       --          --       --            --           250           --             --

August 15, 2001 to October 15,
 2001, stock issued for services
 at $0.02 to $0.25 per share             --       --     2,271,671    2,272       150,978        --             --             --

October 15, 2001,
 stock issued for deferred
 compensation at $0.25
 per share                               --       --     1,359,000    1,359       338,391        --         (339,750)          --
                                    ---------  -------   ---------  -------  ------------  ----------   ------------   ------------

Balance forward                     2,000,000  $ 2,000   6,444,330  $ 6,445  $ 12,291,798  $ (246,761)  $   (339,750)  $(11,780,944)
                                    ---------  -------   ---------  -------  ------------  ----------   ------------   ------------





















   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                                          Deficit
                                                                                                                        Accumulated
                                      Preferred Stock        Common Stock     Additional     Stock          Other       During the
                                    ------------------   ------------------     Paid-In   Subscription    Deferred      Development
                                      Shares    Amount      Shares   Amount     Capital    Receivable   Compensation       Stage
                                    ---------  -------   ---------  -------  ------------  ----------   ------------   ------------

Balance forward                     2,000,000  $ 2,000   6,444,330  $ 6,445  $ 12,291,798  $ (246,761)  $   (339,750)  $(11,780,944)

April 1, 2001 to March 31, 2002,
 services rendered for
 deferred compensation                   --       --          --       --            --          --          110,000           --

September 27, 2001,
 stock issued for payment of
 accounts payable at $0.02 per
 share                                   --       --       469,333      469         8,331        --             --             --

October 28, 2001,
 stock issued for purchase of
 technology at $0.0003 per share         --       --       200,000      200          (150)       --             --             --

October 15, 2001,
Additional expense through
 issuance of warrants                    --       --          --       --         428,600        --             --             --

Fractional shares issued                 --       --         7,937        8            (8)       --             --             --

Net loss for the year ended
 March 31, 2002                          --       --          --       --            --          --             --         (720,206)
                                    ---------  -------   ---------  -------  ------------  ----------   ------------   ------------

Balance, March 31, 2002             2,000,000    2,000   7,121,600    7,122    12,728,571    (246,761)      (229,750)   (12,501,150)

May 13, 2002,
 stock issued for services at
 $0.60 per share (unaudited)             --       --        20,000       20        11,980        --          --             --

September 27, 2002,
 stock issued for services at
 $0.21 per share (unaudited)             --       --       400,000      400        83,600        --          --             --
                                    ---------  -------   ---------  -------  ------------  ----------   ------------   ------------

Balance forward                     2,000,000  $ 2,000   7,541,600  $ 7,542  $ 12,824,151   $(246,761)  $   (229,750)  $(12,501,150)
                                    ---------  -------   ---------  -------  ------------  ----------   ------------   ------------















   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                      Preferred Stock        Common Stock     Additional     Stock          Other       During the
                                    ------------------   ------------------     Paid-In   Subscription    Deferred      Development
                                      Shares    Amount      Shares   Amount     Capital    Receivable   Compensation       Stage
                                    ---------  -------   ---------  -------  ------------  ----------   ------------   ------------

Balance forward                     2,000,000  $ 2,000   7,541,600  $ 7,542  $ 12,824,151  $ (246,761)  $   (229,750)  $(12,501,150)

April 1, 2002 to December 31, 2002,
 services rendered for deferred
 compensation (unaudited)                --       --          --      --            --             --        180,000          --

Net loss for the nine months
 ended December 31, 2002
 (unaudited)                             --       --          --      --            --             --          --          (297,031)
                                    ---------  -------   ---------  -------  ------------  ----------   ------------   ------------

Balance, December 31, 2002
 (unaudited)                        2,000,000  $ 2,000   7,541,600  $ 7,542  $ 12,824,151  $ (246,761)  $    (49,750)  $(12,798,181)
                                    =========  =======   =========  =======  ============  ==========   ============   ============































   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                            From
                                                                       Inception on
                                                                       November 10,
                                                For the Nine Months    1995 Through
                                                Ended December 31,     December 31,
                                                -------------------    ------------
                                                  2002       2001           2002
CASH FLOWS FROM OPERATING ACTIVITIES            --------  ---------    ------------
  Net loss                                     $(297,031)  $(399,222)  $(12,798,181)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation and amortization expense           --          --          194,021
    Stock issued for services                     96,000        --        3,775,523
    Stock issued for payment of account payable     --          --            8,800
    Bad debt expense                                --          --          224,941
    Write-off mineral property                      --          --        3,914,434
    Write-off of stock subscription receivable      --          --              250
    Services rendered for deferred compensation  180,000        --          290,000
    Warrants granted below market value             --       325,984        497,581
    Currency translation adjustment                 --          --         (168,626)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable      --          --         (213,312)
    (Increase) decrease in deposits and
      prepaid expenses                               163       1,333        (85,492)
    Increase (decrease) in accounts payable and
      accounts payable-related party               2,330      61,859        168,923
    Increase (decrease) in accrued liabilities     1,942        --            3,826
    Increase in reserve for discontinued
     operations                                     --          --          258,161
                                               ---------   ---------   ------------
      Net Cash Used by Operating Activities      (16,596)    (10,046)    (3,929,151)
                                               ---------   ---------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                          --          --         (149,014)
  Purchase of mineral property and deferred
   exploration costs                                --          --       (2,762,539)
                                               ---------   ---------   ------------
      Net Cash Used by Investing Activities         --          --       (2,911,553)
                                               ---------   ---------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received on stock subscription               --          --           11,510
  Proceeds from (repayment of) cash overdraft        253          11            256
  Proceeds from common stock                        --         9,725      5,340,175
  Proceeds on notes payable - related party       16,343         310      1,488,763
                                               ---------   ---------   ------------
      Net Cash Provided by Financing Activities   16,596      10,046      6,840,704
                                               ---------   ---------   ------------
NET INCREASE IN CASH                                --          --             --

CASH AT BEGINNING OF PERIOD                         --          --             --
                                               ---------   ---------   ------------
CASH AT END OF PERIOD                          $    --     $    --     $       --
                                               =========   =========   ============

   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                         From
                                                                    Inception on
                                                                    November 10,
                                                For the Nine Months 1995 Through
                                                Ended December 31,  December 31,
                                                -------------------  ----------
                                                  2002       2001        2002
                                                --------  ---------  ----------

CASH PAID FOR:

  Interest                                      $   --    $    --    $      114
  Income taxes                                  $   --    $    --    $     --

NON-CASH FINANCING ACTIVITIES

  Common stock issued for acquisition of asset  $   --    $  62,500  $  394,062
  Common stock issued for debt conversion       $   --    $  37,500  $1,210,719
  Common stock issued for mineral properties    $   --    $    --    $  550,000
  Common stock issued for services              $ 96,000  $    --    $3,775,523
  Common stock issued for license               $   --    $    --    $  125,000
  Common stock issued for subscription          $   --    $ 528,800  $  237,750
  Common stock issued for payment of
    accounts payable                            $   --    $    --    $    8,800
  Warrants granted below market value           $   --    $ 325,984  $  497,581






















   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      December 31, 2002 and March 31, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2002 Annual Report on Form 10-KSB. Operating results for the nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

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

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      December 31, 2002 and March 31, 2002


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


         A summary of the status of the Company's outstanding stock options as of December 31, 2002 and 2001 and changes during the periods then ended is presented below:

                                                   2002                             2001
                                     -------------------------------  ------------------------------
                                                        Weighted                         Weighted
                                                         Average                          Average
                                                        Exercise                         Exercise
                                         Shares           Price          Shares            Price
                                     -------------  ----------------  -------------  ---------------
         Outstanding, beginning of
           year                                  -  $              -              -  $             -
         Granted                         1,000,000              0.21              -                -
         Expired/Cancelled                       -                 -              -                -
         Exercised                               -                 -              -                -
                                     -------------  ----------------  -------------  ---------------

         Outstanding end of year         1,000,000  $           0.21              -  $             -
                                     =============  ================  =============  ===============

         Exercisable                     1,000,000  $           0.21              -  $             -
                                     =============  ================  =============  ===============

                                               Outstanding                          Exercisable
                              --------------------------------------------  ----------------------------
                                                Weighted
                                 Number          Average        Weighted        Number        Weighted
                               Outstanding     Remaining         Average      Exercisable      Average
              Range of         at Dec. 31,    Contractual       Exercise      at Dec. 31,     Exercise
           Exercise Prices        2002            Life            Price          2002           Price
         -------------------  -------------  -------------   -------------  -------------  -------------

         $       0.21           1,000,000         5.00       $     0.21       1,000,000     $      0.21

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      December 31, 2002 and March 31, 2002


NOTE 3 - STOCK OPTIONS (Continued)

         The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

                                                               For the Period
                                                                    Ended
                                                              December 31, 2002
                                                              -----------------
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

                                                    For the Nine Months Ended
                                                           December 31,
                                                  ----------------------------
                                                       2002             2001
                                                  -----------      -----------


         Net (loss) as reported                   $  (297,031)     $  (399,222)
         Pro forma                                $  (503,558)     $  (399,222)

         Basic (loss) per share as reported       $     (0.04)     $     (0.52)
         Pro forma                                $     (0.07)     $     (0.52)

NOTE 4 - MATERIAL EVENTS

         All of the former  subsidiaries  of the Company have been abandoned and
         have  been   dissolved,   accordingly   the  Company  is  no  longer  a
         consolidated entity.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Plan of Operation

Komodo is a development stage software company developing a web based product designed to eradicate viruses, spam and any unwanted emails. Currently e-mail traffic is rampant with viruses, unwanted spam, unsolicited adult content and insecure e-mail. This annoying and costly phenomenon is increasingly causing businesses a loss in productive man-hours and extra expenses in terms of downtime lost when computers are virus infected. Current solutions are only partially effective as they only provide minimal protection and usually require special software or expensive equipment to be installed on the client side.

We believe our newly developed e-mail system will be 100% effective in eliminating spam, viruses, unwanted email solicitations and will dramatically speed up the delivery of all mail, especially larger files. All subscribers will be able to keep their current e-mail address or have another secure mailbox within Komodo. Subscribers will be able to sign up for the services on-line by paying a minimal monthly fee and will be provided with a variety of selections for eliminating different types of e-mails, addresses, specific content and known or unknown viruses.

We are currently completing the development of the e-mail system applications and are due to launch the beta product within the next six months.

Our technology is still in the development phase and may undergo some fundamental changes before being released for beta testing. Technology development requires flexibility and many rewrites of code to get a commercially viable product.

We expect that we would need up to $1,000,000 over the next 12 month period, which we anticipate would be in the form of private placement funding. Without adequate funding the product will not progress at the projected rate. Obtaining financing will depend on the current market conditions, the ambitiousness of the investment community to make investments into software development, the timing of key developments of the software, the ability to find the right programmers and other similar factors. We cannot provide any assurances that we will be able to secure the funding, if necessary.

Komodo is a development stage company with a product that could have the ability to perform certain tasks. However, we cannot be certain that we will be able to finalize the development of a commercially viable product.

Management believes that we will not have to make any equipment purchases in the immediate future. However, if it becomes necessary or advisable to acquire equipment, the cost would most likely be part of the $1,000,000 budget that we anticipate possibly needing during the next 12 months.

This Form 10-QSB contains forward-looking statements that involve risks and uncertainties. We may use words such as "anticipates," "believes," "plans," "expects," "future," "intends," "may," "will," "should," "estimates," "predicts," "potential," "continue" and similar expressions to identify such forward-looking statements". Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These forward-looking statements apply only as of the date of this Form 10-QSB. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this Form 10-QSB might not occur. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above and elsewhere in this Form 10-QSB and readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.

Results of Operations

We incurred a net loss for the quarter ended December 31, 2002 of $297,031, primarily attributed to consulting fees incurred in the development of the technology.

We  estimate  that  existing  sources of  liquidity  and the funds  provided  by anticipated capital activity will satisfy our projected working capital requirements through the second quarter of fiscal 2003 ending September 30, 2003. Our ability to maintain sufficient liquidity through fiscal 2003 is dependent on our raising additional capital and such capital may not be available on acceptable terms, if at all. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail operations significantly or to seek funds through arrangements with strategic partners, existing investors or other parties.

Item 3.  Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. All such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Accordingly, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.


Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.




                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

         This Item is not applicable.

Item 2.        Changes in Securities

         This Item is not applicable.


Item 3.        Defaults Upon Senior Securities

         This Item is not applicable.

Item 4       Submission of Matters to a Vote of Security Holders

         This Item is not applicable.

Item 5.     Other Information

         This Item is not applicable.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

         Exhibit 99.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 99.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Report on Form 8-K

                  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  KOMODO, INC.



         Date:    February 10, 2003               By:  /s/  Gordon Muir
                                                  ------------------------------
                                                  Gordon Muir
                                                  President / Director
                                                  (Chief Executive Officer)





         Date:    February 10, 2003               By:  /s/  Victor Cardenas
                                                  ------------------------------
                                                  Victor Cardenas
                                                  Secretary/Director
                                                  (Principal Accounting Officer)

                                                                  Certifications

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I,  Gordon  Muir,  Chief  Executive   Officer  of  Komodo,   Inc.  (the
         "registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Komodo, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarlerly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  February 10, 2003



/s/   GORDON MUIR
-----------------------
Gordon Muir
Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Victor Cardenas, Principal Accounting Officer of Komodo, Inc. (the "registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Komodo, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  February 10, 2003



/s/   VICTOR CARDENAS
----------------------------
Victor Cardenas
Principal Accounting Officer