Form 10KSB
period 2003-03-31
KOMODO INC
filed 2003-06-27
CIK 786129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                   FORM 10-KSB

(Mark One)
 [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2003

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                 to

                         Commission file number 0-14869


                                  KOMODO, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                    not applicable
 ------------------------------           ----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

               Suite 400
       1111 West Georgia Street
        Vancouver, BC   Canada                          V6E 4M3
 -------------------------------------                  --------
(address of principal executive office)                (zip code)


                                 (604) 689-5377
                  ---------------------------------------------
                 (Issuer's telephone number including area code)

   Securities registered pursuant to Section 12 (b) of the Act: None

   Securities registered pursuant to Section 12 (g) of the Act: Common Shares,
                                                                $0.001 par value


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ____


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

The Issuer's revenue for its most recent fiscal year:  none

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days.

As of June 9, 2003, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $556,740 based on approximately 4,282,612 shares held by non-affiliates at a price of $0.13.

The number of shares of common stock outstanding as of June 4, 2003 was 7,538,460.

Documents incorporated by reference: A description of "Documents Incorporated by Reference" is contained in Part III, Item 14.

                                  Komodo, Inc.
                            FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------
                                     PART I

Item 1.  Description of Business.....................................      4
Item 2.  Description of Property ....................................      7
Item 3.  Legal Proceedings...........................................      7
Item 4.  Submission of Matters to a Vote of Security Holders.........      7

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters....      7
Item 6.  Management's Discussion and Analysis or Plan of Operations..      9


Item 7.  Financial Statements                                              11
Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................      11

                                    PART III

Item 9.  Directors and Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act...........      12
Item 10. Executive Compensation......................................      12
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters..................      14
Item 12. Certain Relationships and Related Transactions..............      15
Item 13. Controls and Procedures.....................................      15

                                     PART IV

Item 14. Exhibits, and Reports on Form 8-K...........................      15
         Signatures..................................................      43
         Certifications  ............................................      44

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development
--------------------
Komodo, Inc. is a development stage software company developing a web based product designed to eradicate viruses, spam and any unwanted e-mails. Currently e-mail traffic is rampant with viruses, unwanted spam, unsolicited adult content and insecure e-mail. This annoying and costly phenomenon is increasingly causing businesses a loss in productive man-hours and extra expenses in terms of downtime lost when computers are virus infected. Current solutions are only partially effective as they only provide minimal protection and usually require special software or expensive equipment to be installed on the client side.

We believe our e-mail system, when completed, will be 100% effective in eliminating spam, viruses, unwanted e-mail solicitations and will dramatically speed up the delivery of all mail, especially larger files. All subscribers will be able to keep their current e-mail address or have another secure mailbox within Komodo. Subscribers will be able to sign up for the services on-line by paying a minimal monthly fee and will be provided with a variety of selections for eliminating different types of e-mails, addresses, specific content and known or unknown viruses.

Other activities conducted by Komodo are to manage its limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for our securities or pursuant to a reorganization or merger through which our securities will be issued or exchanged.

One of our objectives remains to actively pursue any possible acquisition of, or merger with, a target business that we believe will have significant growth potential.

Management will seek out and investigate business opportunities through every reasonable means, including personal contacts, through referrals from professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals.

Since we have limited assets, management anticipates that an acquisition would require us to issue shares of our common stock as the sole consideration for the acquisition. This would result in substantial dilution of the shares of current stockholders. Our Board of Directors shall make the final determination whether to complete any such acquisition. The approval of stockholders will not be sought unless required by applicable laws, rules and regulations, our Articles of Incorporation or Bylaws, or contract. We make no assurance that any future enterprise will be profitable or successful.

Business
--------
On October 28th, 2001, we entered into an agreement with Micro-American, Inc. to purchase virus protection software technology for further development by us to render the software technology suitable for commercial sale to our customers.

Our technology is still in the development phase and may undergo some fundamental changes before being released for beta testing. Technology development requires flexibility and many rewrites of code to get a commercially viable product.

Prior History
-------------
At the Annual Meeting of Stockholders held June 11th, 1999, the directors sought shareholder approval to a change of direction of our business from mining to technology. Although management intended to maintain its current interests in mineral properties, to the extent that it is economically feasible, our shareholders, overwhelming voted in favor of diversifying our business.

On June 29, 1999, we executed a Licensing Agreement with AlphaTrade.com, a Nevada corporation, whereby AlphaTrade.com granted to us a non-exclusive license to use, produce, distribute and commercialize a streaming audio and video technology developed by AlphaTrade.

In the summer of 2000 we began experiencing financial difficulties due in part to the extreme downward price and volume fluctuations experienced by the stock market in general and the Internet-related and technology companies in particular. Our Board of Directors decided to cease operations. Our primary remaining objective is to respond to any inquiries regarding the acquisition of, or merger with, a target business that we believe will have significant growth potential.

On October 28, 2001 we negotiated the acquisition of a unique web based application in the virus protection arena for the Internet. The technology was in the rudimentary stage of development with no guarantee that it would ever be commercially viable.

On May 16th, 2002 we signed a Letter of Intent with International Telcom Solutions Inc. and was to prepare a Memorandum of Understanding to finalize the terms to acquire International Telcom Solutions Inc. within 30 days. We did not receive any financial documentation or any other due diligence material in the given time frame and, therefore, will not proceed any further with International Telcom Solutions Inc.

On June 2nd, 2002 we signed a Letter of Intent with The Magnetizer Group, Inc. and was to prepare an Acquisition Agreement within 30 days. The Magnetizer Group, Inc. advised us shortly thereafter that it was only prepared to sell one division and therefore the acquisition was no longer a viable business for us and was terminated.

EMPLOYEES/CONSULTANTS

As of March 31, 2003, we retained three consultants. One of the consultants is a Director and the President.

RISK FACTORS

Going concern issue

Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependant upon our ability to attain profitable operations. We do not have an established source of funds sufficient to cover operating costs and accordingly there is substantial doubt about our ability to continue as a going concern.

Our extremely limited operating history makes it difficult to evaluate our
--------------------------------------------------------------------------
business and prospects
----------------------
We commenced operations in January 2001 and have conducted limited business operations since that time. As a result of our short operating history, we have only limited financial data and business information with which to evaluate our business strategies, past performance and an investment in our common stock.

If we lose key personnel, we may be unable to successfully operate our business
-------------------------------------------------------------------------------
We depend on the continued contributions of our executive officers to work
--------------------------------------------------------------------------
effectively as a team, to execute our business strategy and to manage our
-------------------------------------------------------------------------
business. The loss of key personnel or their failure to work effectively could
------------------------------------------------------------------------------
have a material adverse effect on our business, financial condition and results
-------------------------------------------------------------------------------
of operations.
--------------

Risks relating to ownership of our common stock
-----------------------------------------------
The price of our common stock is extremely volatile and investors may not be
----------------------------------------------------------------------------
able to sell their shares at or above their purchase price, or at all.
----------------------------------------------------------------------
Our stock is presently traded on the OTC Bulletin Board, although there is no assurance that a viable market will continue. The price of our common stock in the public market is highly volatile and may fluctuate substantially because of:

    *     actual or anticipated fluctuations in our operating results;
    *     changes in or failure to meet market expectations;
    * conditions and trends in the financial data and content provider industry; and
    * fluctuations in stock market price and volume, which are particularly common among securities of technology companies, particularly new start-up companies.

We do not intend to pay dividends
---------------------------------
To date, we have never declared or paid any cash dividends on shares of our common stock. We currently intend to retain our future earnings for growth and development of our business and, therefore, we do not anticipate paying any dividends in the foreseeable future.

Possible "Penny Stock" Regulation
---------------------------------
Trading of our common stock on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain xceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers.

These may require a broker dealer to:

    * make a special suitability determination for purchasers of penny stocks;

    * receive the purchaser's written consent to the transaction prior to the purchase; and

    * deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, many prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

ITEM 2.  DESCRIPTION OF PROPERTY

We have only nominal assets, property or business and our principal executive office address and telephone number are currently provided at no cost by management. Because we have little or no business, our activities will be limited to keeping in good standing in the State of Nevada, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the SEC. We do not own any real estate


ITEM 3.  LEGAL PROCEEDINGS

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None
                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information
------------------
Currently, our common stock is traded over-the-counter and quoted on the OTC Bulletin Board under the symbol "KMDO". The high and low bid prices for our shares are listed below for the periods depicted. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The reported bid prices reflect the 1 for 10 reverse stock split that occurred on March 1, 1997, the 1 for 20 reverse stock split that occurred on March 22, 1997, the 1 for 10 reverse stock split that occurred in June, 1999, the 1 for 30 reverse stock split that occurred in September, 2001 and the 4 for 1 forward stock split that occurred in May, 2002.

PRICE RANGE
                                                          LOW     HIGH
                                                        ---------------

YEAR ENDED MARCH 31, 2003:

                    1st Quarter ......................  $ 0.275  $ 0.99
                    2nd Quarter ......................    0.21     0.80
                    3rd Quarter ......................    0.16     0.93
                    4th Quarter ......................    0.16     0.39

YEAR ENDED MARCH 31, 2002:

                    1st Quarter ......................  $ 0.00  $  0.01
                    2nd Quarter ......................    0.00     0.01
                    3rd Quarter ......................    0.00     1.15
                    4th Quarter ......................    0.287    0.56


As of March 31, 2003 there were 1156 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

Dividends
---------
We have never declared any cash dividends and do not anticipate paying such dividends in the near future. We anticipate all earnings, if any, over the next twelve (12) to twenty (20) months will be retained for future investments in business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. We are under no contractual restrictions in declaring or paying dividends to our common or preferred shareholders.

The future sale of presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of the outstanding voting securities may have an adverse effect on any market that may develop in our common shares.

All common shares and preferred shares rank equally for the payment of dividends. If a dividend was to be paid all issued shares would be eligible.

Recent Sales of "Unregistered" Securities
-----------------------------------------
The following unregistered securities have been issued since April 1st, 2002 and are previously disclosed in our quarterly reports on Form 10-QSB's unless otherwise noted:
                                                     Valued
Date              No. of Shares     Title            At               Reason
-----             -------------     ------           ------           --------
May 8/02            20,000          Common           $0.60            Services

Sept. 27/02        400,000          Common           $0.21            Services

The above noted shares were issued without registration under the Securities Act in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering to Consultants or to companies owned or controlled by Consultants or Officers.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002

     Revenues. Net revenues were $0 for the year ended March 31, 2003 compared to $0 for the year ended March 31, 2002.

     General and administrative expenses. General and administrative expense decreased from $720,206 for the year ended March 31, 2002 to $359,610 for the year ended March 31, 2003. The decrease was due to $428,600 being expensed for warrants granted below market value (black scholes) in the year ended March 31, 2002.

     Losses from Continuing Operations. Losses from continuing operations totaled $359,610 for the year ended March 31, 2003 as compared to losses of $720,206, for the year ended March 31, 2002. The decrease was due to $428,600 being expensed for warrants granted below market value (black scholes) in the year ended March 31, 2002.

Losses from Discontinued Operations. In 1999 our Board of Directors voted to discontinue the mining operations due to a lack of funding and low precious metal prices. Losses from discontinued operations totaled $6,031,215 for the year ending March 31, 1999. For both of the years ended March 31, 2002 and March 31, 2003 we had no losses from discontinued mining operations.

         Going Concern Issue. Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependant upon our ability to successfully attain profitable operations or to locate financing for our continued maintenance and operations. We currently do not have an established source of funds sufficient to cover our operating costs and accordingly there is substantial doubt about our ability to continue as a going concern.

Certain Factors Affecting Future Operating Results

     This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in the forward-looking statements. We believe that in order to commence active operations, we must acquire an operating company. We will continue to look for potential business opportunities, however we are solely dependent upon the efforts of our chief executive officer in this area. We have only limited funds available to aid in the search of a business opportunity and there can be no assurance that we will raise additional capital to enable us to acquire a suitable potential business opportunity, or that we will ever acquire such business opportunity.

Recent Accounting Pronouncements

On August 16, 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although we have not completed the process of determining the effect of this new accounting pronouncement, we currently expect that the effect of SFAS No. 143 on our consolidated financial statements, when it becomes effective, will not be significant.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting-the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We believe the adoption of SFAS 144 will not have a significant effect on our consolidated financial statements.

In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain

Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We are currently reviewing SFAS 146.

In October 2002, the FASB issued Statement No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of the applicable provisions of SFAS 147 did not have an effect on our consolidated financial statements.

In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. SFAS 148 is effective for fiscal years beginning after December 15, 2003. We are currently reviewing SFAS 148.


ITEM 7.  FINANCIAL STATEMENTS


Financial statements as of and for the fiscal years ended March 31, 2003 and 2002 have all been examined to the extent indicated in their report by H J & Associates, LLC, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein under Item 14.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our executive officers and directors:

Name              Age      Position

Gordon Muir       49       Founder, Chief Executive Officer, Chairman, Director
Victor Cardenas*  52       Director, President

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

Compliance with Section 16 of the Exchange Act.

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended March 31, 2003, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2002 and 2003 by the Chief Executive Officer and President. Titles shown on the table are titles held at March 31, 2003. The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We have no long term compensation benefits other than stock options.


                           SUMMARY COMPENSATION TABLE

                         Annual Compensation                   Long Term and Other
                         -------------------                   Compensation
                                                               -----------------------
                                                               Number of
                                                               Securities  All Other
Name and 2000            Fiscal                 Other Annual   Underlying Compensation
Principal Positions      Year   Salary   Bonus Compensation(3) Options    (2)
------------------------ ------ -------- ----- --------------- ---------- ------------

Gordon J. Muir           2003   $120,000 -----      -----      -----      -----
Chief Executive Officer  2002   $120,000 -----      -----      -----      -----


Bonuses and Deferred Compensation

None of the Directors or executive officers received a bonus or deferred compensation other than as noted above.


Other Compensation

None of the Directors receive a fee for serving as Directors. Directors are reimbursed for direct out-of-pocket expenses for attendance at meetings of the Board of Directors and for expenses incurred for and on behalf of our company.


Director Compensation

Directors receive no cash compensation for their services as directors, other than reimbursement for certain expenses in connection with attendance at board meetings.

Stock Incentive Plans

A Stock Incentive Plan was adopted in 2002 authorizing the issuance of the following shares to the Employees and Consultants of which the unexercised balances are as follows:

                  Exercise            Number         Number
                   Price            Authorized     Outstanding

2002 Plan          $0.21            1,000,000      1,000,000

All employees and consultants are eligible to participate in the 2002 Stock Option Plan. The options vest over a five year period. The Plan is administered by the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the stock ownership as of March 31, 2003, of: (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock; and (ii) directly or indirectly by each director, by each person who was an executive officer during the fiscal year ending March 31, 2003 and by directors and executive officers as a group:


                                     Shares
                                     Beneficially
Name of Beneficial Owner             Owned(1)(2)       Percent (2)
------------------------             -----------       -------

Penny Perfect                        5,799,592(3)      48%
Suite 400 - 1111 W. Georgia St.
Vancouver, B.C.

Gordon Muir                          6,199,588(4)      52%
Suite 400 - 1111 W. Georgia St.
Vancouver, B.C.

Victor Cardenas                          6,668          0%
Suite 400 - 1111 W. Georgia St.
Vancouver, B.C.

Ms. Perfect and Mr. Muir are spouses. Accordingly, each spouse's holdings may also be deemed to be beneficially owned by the other.

All executive officers and directors
as a group (two persons)(5)          12,005,848        74%

Class A Preferred

All executive officers and directors
as a group                              875,000        43%

(1) The above noted disclosure should not be construed as an admission that each executive officer or director is the beneficial owner of these shares of common stock and is calculated separately for each person on the basis of the actual number of outstanding shares beneficially owed as of March 31, 2003 and assumes the conversion of preferred shares held by such person (but not by anyone else).
(2) The percentages shown are calculated based upon 7,538,460 shares of common stock outstanding on March 31, 2003 plus that number of preferred shares that may be converted by a particular person or persons, but not anyone else.
(3) Includes direct and indirect ownership and includes 4,375,000 shares to be issued upon the conversion of preferred shares.
(4) Includes direct and indirect ownership and includes 4,375,000 shares to issued upon the conversion of preferred shares.
(5) Includes 8,750,000 shares to be issued upon the conversion of preferred shares.

PREFERRED SHARES

We have authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. 2,000,000 shares of the preferred stock have been issued as a Class "A" issuance. Each share is convertible into 5 shares of common stock at $0.01 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transaction with Management and Others

During the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which we or any of our subsidiaries were or are to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships

During the past two years, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 an in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.


ITEM 13. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

             The following exhibits are included herein, except for the exhibits marked with a footnote, which are incorporated herein by reference and can be found in the appropriate document referenced.

    (a)      Exhibits

    Exhibit No.   Exhibit Name
    -----------   ------------
      3.1(1)      Initial Articles of Incorporation dated September 20, 1984
      3.2(1)      By-laws
      3.3(1)      Certificate of Amendment changing the name of the company to
                  "Thermacor Technology Inc." (10/15/85)
      3.4(1)      Certificate of Amendment authorizing the number of shares to vote on an Amendment to the Articles of Incorporation as
                  891,000 (12/6/85)
      3.5(1)      Certificate of Amendment changing the name of the company to
                  Applied Technology, Inc, effecting a one for fifty reverse split, and thereafter increasing the authorized capital to
                  15,000,000 shares of common stock (05/16/94)
      3.6(1)      Certificate of Amendment changing the name of the company to
                  Golden Panther Resources, Ltd., and increasing the authorized capital to 50,000,000 shares of common stock (03/17/97)
      3.7(1)      Certificate of Amendment increasing the authorized capital to
                  100,000,000 shares of common stock, par value $0.001;
                  10,000,000 shares of preferred stock, par value $0.10
                  (11/19/97)
      3.8(1)      Certificate of Amendment changing the name of the company to
                  "Panther Resources Ltd." (03/10/98)
      3.9(1)      Certificate of Amendment changing the name of the company to
                  Applied Technology, Inc, effecting a one for ten reverse
                  split, the authorized capital and preferred stock were not subject to the reverse split (06/15/99)
      3.10(1)     Certificate of Amendment changing the name of the company to
                  "PhantomFilm.com" (06/15/99)
      3.11(1)     Certificate of Amendment changing the name of the company to
                  "Komodo, Inc." (10/02/01)
     99.1         Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002
     99.2         Certification of Principal Accounting Officer Pursuant to 18
                  U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002
      -----------------------
    (b)      Reports on Form 8-K

             None

                                  KOMODO, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 March 31, 2003

                                 C O N T E N T S



Independent Auditors' Report............................................. 3

Balance Sheet............................................................ 4

Statents of Operations................................................... 5

Statements of Stockholders' Equity (Deficit)............................. 6

Statements of Cash Flows................................................ 14

Notes to the Financial Statements....................................... 16

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
Komodo, Inc.
(A Development Stage Company)
Vancouver, B.C. Canada

We have audited the accompanying balance sheet of Komodo, Inc. (a development stage company) as of March 31, 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2003 and 2002 and from inception on November 10, 1995 through March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Komodo, Inc. (a development stage company) as of March 31, 2003 and the results of its operations and its cash flows for the years ended March 31, 2003 and 2002 and from inception on November 10, 1995 through March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the development stage with no operating results to date, a deficit in working capital and a deficit in stockholders' equity, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
June 5, 2003

                                  KOMODO, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS
                                     ------
                                                                    March 31,
                                                                      2003
CURRENT ASSETS                                                   --------------
   Cash                                                          $           -
   Prepaid expenses                                                        210
                                                                 -------------
     Total Current Assets                                                  210
                                                                 -------------
FIXED ASSETS, NET (Note 2)                                                   -
                                                                 -------------
OTHER ASSETS
   E-virus technology (Note 7)                                              50
                                                                 -------------
     Total Other Assets                                                     50
                                                                 -------------
     TOTAL ASSETS                                                $         260
                                                                 =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
   Cash overdraft                                                $         176
   Accounts payable and accrued liabilities                             40,534
   Accounts payable - related parties (Note 6)                          20,482
   Liabilities of discontinued operations (Note 4)                     205,676
                                                                 -------------
     Total Current Liabilities                                         266,868
                                                                 -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 10,000,000 shares authorized of $0.001
    par value, 2,000,000 shares issued and outstanding                   2,000
   Common stock: 100,000,000 shares authorized of $0.001
    par value,7,538,460 shares issued and outstanding                    7,539
   Additional paid-in capital                                       12,824,154
   Stock subscriptions receivable                                     (236,511)
   Deficit accumulated during the development stage                (12,863,790)
                                                                 -------------
     Total Stockholders' Equity (Deficit)                             (266,608)
                                                                 -------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $         260
                                                                 =============





   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                                                     From
                                                                 Inception on
                                                                  November 10,
                                                                    For the
                                                                  Years Ended
                                             March 31,            1995 Through
                                   ---------------------------      March 31,
                                         2003         2002            2003
                                   ------------  -------------   -------------
REVENUES                           $          -  $           -   $           -
                                   ------------  -------------   -------------
EXPENSES
   Depreciation and amortization              -              -         170,538
   General and administrative           359,610        720,206       1,780,492
                                   ------------  -------------   -------------
     Total Expenses                     359,610        720,206       1,951,030
                                   ------------  -------------   -------------
LOSS FROM OPERATIONS                   (359,610)      (720,206)     (1,951,030)
                                   ------------  -------------   -------------
OTHER (EXPENSE)
   Interest expense                      (3,030)             -          (3,030)
                                   ------------  -------------   -------------
     Total Other (Expense)               (3,030)             -          (3,030)
                                   ------------  -------------   -------------
LOSS BEFORE DISCONTINUED OPERATIONS    (362,640)      (720,206)     (1,954,060)
                                   ------------  -------------   -------------
LOSS FROM DISCONTINUED OPERATIONS
 (Note 4)                                     -              -     (10,909,730)
                                   ------------  -------------   -------------
NET LOSS                           $   (362,640) $    (720,206)  $ (12,863,790)
                                   ============  =============   =============
BASIC LOSS PER SHARE OF COMMON
 STOCK                             $      (0.05) $       (0.20)
                                   ============  =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                   7,339,513      3,635,560
                                   ============  =============















  The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                                 Deficit
                                                                                                               Accumulated
                             Preferred Stock Common Stock  Additional     Stock                     Other      During the
                             --------------- -------------  Paid-In   Subscription   Deferred   Comprehensive  Development
                              Shares Amount  Shares Amount  Capital    Receivable  Compensation Income(Loss)      Stage
                              ------ ------  ------ ------ ---------- ------------ ------------ -------------- -----------
Balance at November 10, 1995
  (Inception)                      - $    -       - $    - $        - $          - $          - $           -  $         -

Common stock issued for
  cash at approximately
  $0.00 per share                  -      -       -      -          -            -            -             -            -

Currency translation
  adjustment                       -      -       -      -          -            -            -        (1,230)           -

Net loss for the year
  ended March 31, 1996             -      -       -      -          -            -            -             -     (157,549)
                              ------ ------  ------ ------ ---------- ------------ ------------ -------------  -----------
Balance, March 31, 1996            -      -       -      -          -            -            -        (1,230)    (157,549)

Common stock issued for
  cash at approximately
  $28.32 per share                 -      -  38,467     39  1,089,448            -            -             -            -

Common stock issued for
  services at approximately
  $57.08 per share                 -      -   1,534      2     87,554            -            -             -            -

Currency translation
  adjustment                       -      -       -      -          -            -            -         8,542            -

Net loss for the year
  ended March 31, 1997             -      -       -      -          -            -            -             -   (1,388,389)
                              ------ ------  ------ ------ ---------- ------------ ------------ -------------  -----------
Balance, March 31, 1997            - $    -  40,001 $   41 $1,177,002 $          - $          - $       7,312  $(1,545,938)
                              ------ ------  ------ ------ ---------- ------------ ------------ -------------  -----------























  The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                 Deficit
                                                                                                               Accumulated
                            Preferred Stock  Common Stock   Additional   Stock                      Other      During the
                          ------------------ -------------   Paid-In  Subscription   Deferred   Comprehensive  Development
                            Shares  Amount   Shares  Amount  Capital   Receivable  Compensation Income(Loss)      Stage
                          --------- -------- ------- ------ ---------- ----------- ------------ ------------- ------------
Balance, March 31, 1997           - $      -  40,001 $   41 $1,177,002 $        -  $         -  $     7,312   $(1,545,938)

Recapitalization (Note 1)         -        - 164,120    164    393,898          -            -            -             -

Common stock issued for
  cash at approximately
  $34.65 per share                -        -  81,435     82  2,822,045   (100,000)           -            -             -

Common stock issued for
  services at approximately
  $26.28 per share                -        -  44,887     45  1,179,581   (154,281)           -            -             -

Issuance of warrants              -        -       -      -     17,220          -            -            -             -

Common stock issued for
  debt at approximately
  $19.51 per share                -        -  51,040     51    995,668          -            -            -             -

Common stock issued for
  mineral properties at
  $74.99 per share                -        -   7,334      7    549,993          -            -            -             -

Preferred stock issued
  for services at $0.18
  per share               2,000,000  200,000       -      -    160,000          -            -            -             -

Currency translation
  adjustment                      -        -       -      -          -          -            -      260,719             -

Net loss for the year
  ended March 31, 1998            -        -       -      -          -          -            -            -    (3,332,577)
                          --------- -------- -------  ----- ---------- ----------  -----------  -----------   -----------
Balance, March 31, 1998   2,000,000 $200,000 388,817  $ 390 $7,295,407 $ (254,281) $         -  $   268,031  $ (4,878,515)
                          --------- -------- -------  ----- ---------- ----------  -----------  -----------  ------------




















  The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                 Deficit
                                                                                                               Accumulated
                            Preferred Stock  Common Stock   Additional    Stock                      Other      During the
                          ------------------ -------------   Paid-In   Subscription   Deferred   Comprehensive  Development
                            Shares  Amount   Shares  Amount  Capital    Receivable  Compensation Income(Loss)      Stage
                          --------- -------- ------- ------ ----------- ----------- ------------ ------------- ------------
Balance, March 31, 1998   2,000,000 $200,000 388,817 $  390 $ 7,295,407 $ (254,281) $         -  $   268,031   $ (4,878,515)

Common stock issued for
 cash at approximately
 $10.72 per share                 -        - 114,178    114   1,224,166          -            -            -             -

Common stock issued for
 services at approximately
 $10.97 per share                 -        - 136,363    137   1,495,085          -            -            -             -

Receipt of subscription
 receivable                       -        -       -      -           -    254,281            -            -             -

Common stock issued for
 debt at approximately
 $15.00 per share                 -        -   1,600      2      23,998          -            -            -             -

Currency translation
 adjustment                       -        -       -      -           -          -            -     (268,031)            -

Net loss for the year
 ended March 31, 1999             -        -       -      -           -          -            -            -     (6,031,215)
                          --------- -------- ------- ------ ----------- ----------  -----------  -----------   ------------
Balance, March 31, 1999   2,000,000 $200,000 640,958 $  643 $10,038,656 $        -  $         -  $         -   $(10,909,730)
                          --------- -------- ------- ------ ----------- ----------  -----------  -----------   ------------

















  The accompanying notes are an integral part of these financial statements.
                                        8

                                  KOMODO, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                 Deficit
                                                                                                               Accumulated
                            Preferred Stock  Common Stock   Additional    Stock                      Other      During the
                          ------------------ -------------   Paid-In   Subscription   Deferred   Comprehensive  Development
                            Shares  Amount   Shares  Amount  Capital    Receivable  Compensation Income(Loss)      Stage
                          --------- -------- ------- ------ ----------- ----------- ------------ ------------- ------------
Balance, March 31, 1999   2,000,000 $200,000 640,958 $  643 $10,038,656 $        -  $         -  $         -   $(10,909,730)

Common stock issued for
 debt at $5.31 per share          -        -  98,160     98     520,848          -            -            -              -

Common stock issued for
 cash at $3.75 per share          -        -  13,334     13      49,987          -            -            -              -

Common stock issued for
 services at approximately
 $3.48 per share                  -        - 158,972    159     553,732          -            -            -              -

Common stock issued for
 license at $3.75 per
 share                            -        -  33,334     33     124,967          -            -            -              -

Cancellation of common
 stock                            -        -    (334)    (1)     (3,749)         -            -            -              -

Change in par value of
 preferred stock                  - (198,000)      -      -     198,000          -            -            -              -

Net loss for the year
 ended March 31, 2000             -        -       -      -           -          -            -            -       (796,123)
                          --------- -------- ------- ------ ----------- ----------  -----------  -----------   ------------
Balance, March 31, 2000   2,000,000 $  2,000 944,424 $  945 $11,482,441 $        -  $         -  $         -   $(11,705,853)
                          --------- -------- ------- ------ ----------- ----------  -----------  -----------   ------------
















  The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                   Deficit
                                                                                                                 Accumulated
                            Preferred Stock    Common Stock   Additional    Stock                      Other      During the
                          ------------------ ----------------   Paid-In   Subscription  Deferred   Comprehensive  Development
                            Shares  Amount    Shares   Amount  Capital    Receivable  Compensation Income(Loss)      Stage
                          --------- -------- --------- ------ ----------- ----------- ------------ ------------- ------------
Balance, March 31, 2000   2,000,000 $ 2,000    944,424 $  945 $11,482,441 $        -  $         -  $         -   $(11,705,853)

Stock issued for services
 at $0.60 per share               -       -     13,334     13       7,987          -            -            -              -

Stock issued for cash at
 $0.04 per share                  -       -    649,233    649      23,697    (24,346)           -            -              -

Additional expense through
 extension and revaluation
 of warrants                      -       -          -      -      51,761          -            -            -              -

Net loss for the year
 ended March 31, 2001             -       -          -      -           -          -            -            -        (75,091)
                          --------- -------  --------- ------ ----------- ----------  -----------  -----------   ------------
Balance, March 31, 2001   2,000,000 $ 2,000  1,606,991 $1,607 $11,565,886 $  (24,346) $         -  $         -   $(11,780,944)
                          --------- -------  --------- ------ ----------- ----------  -----------  -----------   ------------

























  The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                  Deficit
                                                                                                                Accumulated
                            Preferred Stock   Common Stock   Additional    Stock                      Other      During the
                          ----------------- ----------------   Paid-In   Subscription   Deferred  Comprehensive  Development
                            Shares  Amount   Shares   Amount  Capital    Receivable  Compensation Income(Loss)      Stage
                          --------- ------- --------- ------ ----------- ----------- ------------ ------------- ------------
Balance, March 31, 2001   2,000,000 $2,000  1,606,991 $1,607 $11,565,886 $  (24,346) $         -  $          -  $(11,780,944)

August 15, 2001 to
 January 23, 2002, stock
 issued for cash at $0.04
 to $0.25 per share               -      -  1,206,668  1,207     236,543   (237,750)           -             -             -

May 4, 2001 to February
 20, 2002, cash received
 on stock subscription            -      -          -      -           -     11,510            -             -             -

September 30, 2001, stock
 subscription receivable
 satisfied by reduction of
 accounts payable-related         -      -          -      -           -      3,575            -             -             -

March 31, 2002, write-off
 subscription receivable          -      -          -      -           -        250            -             -             -

August 15, 2001 to October
 15, 2001, stock issued for
 services at $0.02 to $0.25
 per share                        -      -  2,271,671  2,272     150,978          -            -             -             -

October 15, 2001, stock
 issued for deferred
 compensation at $0.25
 per share                        -      -  1,359,000  1,359     338,391          -     (339,750)            -             -
                          --------- ------  --------- ------ ----------- ----------  -----------  ------------  ------------
Balance forward           2,000,000 $2,000  6,444,330 $6,445 $12,291,798 $ (246,761) $  (339,750) $          -  $(11,780,944)
                          --------- ------  --------- ------ ----------- ----------  -----------  ------------  ------------












   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                 Deficit
                                                                                                               Accumulated
                           Preferred Stock   Common Stock   Additional    Stock                      Other      During the
                          ---------------- ----------------   Paid-In  Subscription  Deferred   Comprehensive  Development
                            Shares  Amount   Shares  Amount   Capital   Receivable Compensation Income(Loss)      Stage
                          --------- ------ --------- ------ ----------- ---------- ------------ ------------- ------------
Balance forward           2,000,000 $2,000 6,444,330 $6,445 $12,291,798 $(246,761) $  (339,750) $         -   $(11,780,944)

April 1, 2001 to
 May 31, 2002, services
 rendered for deferred
 compensation                     -      -         -      -           -         -      110,000            -              -

September 27, 2001,
 stock issued for
 payment of accounts
 payable                          -      -   469,333    469       8,331         -            -            -              -

October 28, 2001, stock
 issued for purchase of
 technology                       -      -   200,000    200        (150)        -            -            -              -

October 15, 2001,
 additional expense
 through issuance of
 warrants                         -      -         -      -     428,600         -            -            -              -

Fractional shares issued          -      -     7,937      8          (8)        -            -            -              -

Net loss for the year
 ended March 31, 2002             -      -         -      -           -         -            -            -       (720,206)
                          --------- ------ --------- ------ ----------- ---------  -----------  -----------   ------------
Balance, March 31, 2002   2,000,000 $2,000 7,121,600  7,122  12,728,571  (246,761)    (229,750)           -    (12,501,150)

May 13, 2002, stock
 issued for services at
 $0.60 per share                  -      -    20,000     20      11,980         -            -            -              -

September 27, 2002, stock
 issued for services at
 $0.21 per share                  -      -   400,000    400      83,600         -            -            -              -
                          --------- ------ --------- ------ ----------- ---------  -----------  -----------   ------------
Balance Forward           2,000,000 $2,000 7,541,600 $7,542 $12,824,151 $(246,761) $  (229,750) $         -   $(12,501,150)
                          --------- ------ --------- ------ ----------- ---------  -----------  -----------   ------------




   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                 Deficit
                                                                                                               Accumulated
                          Preferred Stock    Common Stock   Additional     Stock                      Other     During the
                          ---------------- ----------------   Paid-In   Subscription   Deferred   Comprehensive Development
                           Shares   Amount   Shares  Amount   Capital    Receivable  Compensation Income(Loss)    Stage
                          --------- ------ --------- ------ ----------- ----------- ------------ ------------- ------------
Balance Forward           2,000,000 $2,000 7,541,600 $7,542 $12,824,151 $(246,761)  $ (229,750)  $          -  $(12,501,150)

April 1, 2002 to December
 31, 2002, services
 rendered for deferred
 compensation                     -      -         -      -           -         -      229,750              -             -

Fractional share
 correction                       -      -    (3,140)    (3)          3         -            -              -             -

Reduction in stock
 subscription receivable
 for services performed
 by related parties               -      -         -      -           -    10,250            -              -             -

Net loss for the year
 ended March 31, 2003             -      -         -      -           -         -            -              -      (362,640)
                          --------- ------ --------- ------ ----------- ---------   ----------   ------------  ------------
Balance, March 31, 2003   2,000,000 $2,000 7,538,460 $7,539 $12,824,154 $(236,511)  $        -   $          -  $(12,863,790)
                          ========= ====== ========= ====== =========== =========   ==========   ============  ============























   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                   From
                                                                               Inception on
                                                                               November 10,
                                                             March 31,         1995 Through
                                                   --------------------------    March 31,
                                                        2003          2002          2003
                                                   ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                          $   (362,640) $   (720,206) $(12,863,790)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Depreciation and amortization expense                      -             -       194,021
   Stock issued for services                             96,000       153,250     3,775,523
   Stock issued for payment of accounts payable               -         8,800         8,800
   Bad debt expense                                           -             -       224,941
   Write-off mineral property                                 -             -     3,914,434
   Write-off stock subscription receivable                    -           250           250
   Services rendered for deferred compensation          229,750       110,000       339,750
   Services performed to reduce stock subscription
     receivable                                          10,250             -        10,250
   Warrants granted below market value                        -       428,600       497,581
   Currency translation adjustment                            -             -      (168,626)
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                 -             -      (213,312)
   (Increase) decrease in deposits and
     prepaid expenses                                        80         1,043       (85,575)
   Increase (decrease) in accounts payable
     and accounts payable -related parties               22,178         4,877       188,771
   Increase in accrued liabilities                        4,209         1,884         6,093
   Increase in reserve for discontinued operations            -             -       258,161
                                                   ------------  ------------  ------------
     Net Cash Used by Operating Activities                 (173)      (11,502)   (3,912,728)
                                                   ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                                     -             -      (149,014)
 Purchase of mineral property and deferred
  exploration costs                                           -             -    (2,762,539)
                                                   ------------  ------------  ------------
    Net Cash Used by Investing Activities                     -             -    (2,911,553)
                                                   ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Cash received on stock subscription                          -        11,510        11,510
 Change in cash overdraft                                   173            (8)          176
 Proceeds from common stock                                   -             -     5,340,175
 Proceeds on notes payable                                    -             -     1,472,420
                                                   ------------  ------------  ------------
    Net Cash Provided by Financing Activities               173        11,502     6,824,281
                                                   ------------  ------------  ------------


   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

                                                                                   From
                                                                               Inception on
                                                                               November 10,
                                                             March 31,         1995 Through
                                                   ---------------------------   March 31,
                                                        2003          2002          2003
                                                   ------------- ------------- -------------
NET DECREASE IN CASH                                          -             -             -

CASH AT BEGINNING OF PERIOD                                   -             -             -
                                                   ------------  ------------  ------------
CASH AT END OF PERIOD                              $          -  $          -  $          -
                                                   ============  ============  ============
CASH PAID FOR:
    Interest                                       $          -  $        114  $       114
    Income taxes                                   $          -  $          -  $         -

NON-CASH FINANCING ACTIVITIES
    Common stock issued for acquisition            $          -  $          -  $   394,062
    Common stock issued for debt conversion        $          -  $          -  $ 1,210,719
    Common stock issued for mineral properties     $          -  $          -  $   550,000
    Common stock issued for services               $     96,000  $    153,250  $ 3,775,523
    Common stock issued for license                $          -  $          -  $   125,000
    Common stock issued for subscription           $          -  $    237,750  $   237,750
    Common stock issued for payment of
       accounts payable                            $          -  $      8,800  $     8,800
    Services performed by related parties for the
       reduction in stock subscription receivable  $     10,250  $          -  $    10,250





















   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2003 and 2002

NOTE 1 -  ORGANIZATION AND HISTORY

          The financial statements presented are those of Komodo, Inc. (the Company). The Company was originally incorporated as Thermacor Technology, Inc. on September 21, 1984 under the laws of the State of Nevada. On March 26, 1997, the Company changed its name to Golden Panther Resources, Ltd. and on March 10, 1998, the Company changed its name to Panther Resources Ltd. On June 11, 2000, the Company changed its name to PhantomFilm.com. On September 27, 2001, the Company changed its name to Komodo, Inc.

          Golden Panther Resources Ltd. (premerger) (GPR) was incorporated under the Company Act of British Columbia on November 10, 1995 as 508556 B.C. Ltd. and changed its name to Golden Panther Resources Ltd. on March 28, 1996.

          On April 2, 1997, the Company and GPR, completed an Agreement and Plan of Reorganization whereby the Company issued 300,000 shares of its common stock in exchange for all of the outstanding common stock of GPR. Immediately prior to the Agreement and Plan or Reorganization, the Company had 1,230,890 shares of common stock issued and outstanding.

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

          All companies that had been merged into the Company have been dissolved and are no longer considered to be subsidiaries. The only surviving entity is Komodo, Inc.

          On March 1, 1997, the Company completed a reverse stock split of 1-for-10 shares. On March 22, 1997, the shareholders of the Company authorized a reverse stock split of 1-for-20 shares. On June 11, 1999, the shareholders of the Company authorized a reverse stock split of 1-for-10 shares. On September 27, 2001, the shareholders of the Company authorized a reverse stock split of 1 - for - 30 shares. On April 25, 2002, the shareholders of the Company authorized a forward stock split of 4 - for - 1 shares. All references to common stock have been retroactively restated.

          On March 31, 1999, the Board of Directors of the Company decided to discontinue its mining operations. See Note 4.

          The Company is in the development stage and has generated no revenue. It has been funded primarily through stock sales and loans from officers and shareholders. The Company's prospects are subject to the risks, expenses, and uncertainties frequently encountered in the software development industry.

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES

          a.  Accounting Method

          The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 year-end.

          b.  Basic Loss Per Share

                                       For the Year Ended
                                         March 31, 2003
              ---------------------------------------------------------------
                    Loss                  Shares                Per Share
                 (Numerator)           (Denominator)              Amount
              -----------------        -------------       ------------------
              $      (362,640)               7,339,513     $          (0.05)
              ===============          ===============     ================
                                       For the Year Ended
                                          March 31, 2002
              ---------------------------------------------------------------
                     Loss                  Shares               Per Share
                 (Numerator)           (Denominator)              Amount
              -----------------        -------------       ------------------
              $      (720,206)               3,635,560     $          (0.20)
              ===============          ===============     ================

          The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

          c.  Provision for Taxes

          Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

          Net deferred tax assets consist of the following components as of March 31, 2003 and 2002:

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2003 and 2002


NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

          c.  Provision for Taxes (Continued)

                                                  2003           2002
                                              -------------  -------------
              Deferred tax assets
                  NOL Carryover               $   1,695,230  $   1,552,597

              Deferred tax liabilities:                   -              -

              Valuation allowance                (1,695,230)    (1,552,597)
                                              -------------  -------------
              Net deferred tax asset          $           -  $           -
                                              =============  =============

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended March 31, 2003 and 2002 due to the following:

                                                  2003            2002
                                             --------------  --------------
          Book loss                          $    (141,430)  $    (173,643)
          Related Party                              7,400               -
          Depreciation                              (2,860)              -
          Stock for services/options expense        37,440               -
          Valuation allowance                       99,450         173,643
                                             -------------   -------------
                                             $           -   $           -
                                             =============   =============

          At March 31, 2003, the Company had net operating loss carryforwards of approximately $4,340,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the March 31, 2003 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2003 and 2002

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

          g.  Fair Value of Financial Instruments

          As at March 31, 2003, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

          h.  Newly Issued Accounting Pronouncements

          SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2003 and 2002


  NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

          h.  Newly Issued Accounting Pronouncements (Continued)

          criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The Company does not expect that the adoption of SFAS 145 will have a material effect on its financial performance or results of operations.

          SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company does not expect that the adoption of SFAS 146 will have a material effect on its financial performance or results of operations.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2003 and 2002

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

          h.  Newly Issued Accounting Pronouncements (Continued)

          SFAS No. 147 -- In October 2002, the FASB issued Statement No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The Company does not expect that the adoption of SFAS 147 will have a material effect on its financial statements.

          SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure"(SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company is currently evaluating the effect that the adoption of SFAS 148 will have on its results of operations and financial condition.

          SFAS No. 149 - In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", to provide clarification on the meaning of an underlying, the characteristics of

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2003 and 2002


NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

          h.  Newly Issued Accounting Pronouncements (Continued)

          a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. This statement will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The statement will be applicable to existing contracts and new contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. The Company does not expect that the adoption of SFAS 149 will have a material effect on the Company's financial statements.

          SFAS No. 150 - In May 2003, the FASB issued Statement of Financial Accounting Standards No 159 ("SFAS 150"), Accounting for certain financial instruments with characteristics of both liabilities and equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement will be effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of the statement and existing at the beginning of the interim period of adoption. The Company does not expect that the adoption of SFAS 150 will have material effect on the Company's financial statements.

i.        Fixed Assets

          Fixed assets are recorded as cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over their useful lives, primarily 5 years. Property and equipment consisted of the following:

                                                                 March 31,
                                                                   2003
                                                             -----------------
                  Office equipment                           $          71,260
                  Accumulated depreciation                             (71,260)
                                                             -----------------
                                                             $               -
                                                             =================

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2003 and 2002


NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.        Fixed Assets (Continued)

          Depreciation expense from continuing operations for the years ended March 31, 2003 and 2002 was $-0- and $-0-, respectively. All fixed assets have been fully depreciated.

NOTE 3 -  GOING CONCERN

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

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2003 and 2002

NOTE 4 -  LOSS FROM DISCONTINUED OPERATIONS (Continued)

                                                           From Inception on
                                                       November 10, 1995 Through
                                                            March 31, 1999
                                                           -----------------
  REVENUES                                                 $              -
                                                           ----------------
  EXPENSES
    General and administrative                                    6,923,450
    Depreciation                                                     23,483
                                                           ----------------
    Total Expenses                                                6,946,933
                                                           ----------------
  LOSS FROM OPERATIONS                                           (6,946,933)
                                                           ----------------
  OTHER INCOME (EXPENSE)
    Currency translation income                                     168,626
    Write-off of mineral property                                (3,914,434)
    Bad debt expense                                               (224,941)
    Interest income                                                   7,952
                                                           ----------------
    Total Other Income (Expense)                                 (3,962,797)
                                                           ----------------
  NET LOSS                                                 $    (10,909,730)
                                                           ================

          The Company had liabilities of $205,676 which are associated with the discontinued operations. No income tax benefit has been attributed to the loss from discontinued operations.

NOTE 5 -  OPTIONS AND WARRANTS

          On September 27, 2002, the Company established the 2002 stock option plan (the plan) to promote the interests of the Company. The Board of Directors of the Company has sole and complete authority to determine the employees to whom options shall be granted, the number of each grant and any additional conditions and limitations. The total number of shares of common stock subject to outstanding options shall be 1,000,000 shares. The exercise price shall not be less than the fair market value of the underlying shares.

          A summary of the status of the Company's outstanding stock options as of March 31, 2003 and 2002 and changes during the years ended March 31, 2003 and 2002 is presented below:

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2003 and 2002

NOTE 5 -  OPTIONS AND WARRANTS (Continued)

                                           2003                2002
                                   -------------------  --------------------
                                              Weighted             Weighted
                                              Average              Average
                                              Exercise             Exercise
                                     Shares    Price      Shares     Price
                                   ---------  --------  ---------  ---------
     Outstanding, beginning of
             year                          -  $      -          -  $       -
     Granted                       1,000,000      0.21          -          -
     Expired/Cancelled                     -         -          -          -
     Exercised                             -         -          -          -
                                   ---------  --------  ---------  ---------
     Outstanding end of year       1,000,000  $   0.21          -  $       -
                                   =========  ========  =========  =========
     Exercisable                   1,000,000  $   0.21          -  $       -
                                   =========  ========  =========  =========
                      Outstanding                Exercisable
          --------------------------------- ---------------------
                         Weighted
  Range      Number      Average   Weighted    Number    Weighted
    of    Outstanding   Remaining  Average  Exercisable  Average
 Exercise at March 31, Contractual Exercise at March 31, Exercise
  Prices     2003          Life     Price       2003      Price
 -------- ------------ ----------- -------- ------------ --------
 $   0.21    1,000,000       10.00 $   0.21    1,000,000 $   0.21
 --------   ---------- ----------- -------- ------------ --------
 $   0.21    1,000,000       10.00 $   0.21    1,000,000 $   0.21
 ======== ============ =========== ======== ============ ========
          The Company has the following outstanding warrants:

                                           2003                2002
                                   -------------------  -------------------
                                              Weighted             Weighted
                                              Average              Average
                                              Exercise             Exercise
                                     Shares    Price      Shares     Price
                                   ---------  --------  ---------  ---------
 Outstanding, beginning
     of year                       1,600,000  $   0.30    100,000  $    1.00
 Granted                                   -         -  1,500,000       0.25
 Expired/Cancelled                         -         -          -          -
 Exercised                                 -         -          -          -
                                   ---------  --------  ---------  ---------
 Outstanding end of year           1,600,000  $   0.30  1,600,000  $    0.30
                                   =========  ========  =========  =========
 Exercisable                       1,600,000  $   0.30  1,600,000  $    0.30
                                   =========  ========  =========  =========

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2003 and 2002

NOTE 5 - OPTIONS AND WARRANTS (Continued)

                       Outstanding                Exercisable
          --------------------------------- ---------------------
                          Weighted
   Range       Number      Average    Weighted     Number    Weighted
     of     Outstanding   Remaining   Average   Exercisable  Average
  Exercise  at March 31, Contractual  Exercise  at March 31, Exercise
   Prices      2003          Life      Price        2003      Price
 ---------- ------------ ----------- ---------- ------------ --------
 $0.25-1.00    1,600,000        9.75 $0.25-1.00    1,600,000 $   0.30
 ---------- ------------ ----------- ---------- ------------ --------
 $0.25-1.00    1,600,000        9.75 $0.25-1.00    1,600,000 $   0.30
 ========== ============ =========== ========== ============ ========


      THE WARRANTS WERE REPRICED ON MARCH 19, 2001. THE EXERCISE PRICE WAS LESS THAN THE TRADING PRICE OF THE STOCK. ACCORDINGLY, A COMPENSATION EXPENSE
           $51,761 WAS RECORDED AS PER THE BLACK SCHOLES CALCULATION.



NOTE 6 -  RELATED PARTIES TRANSACTIONS

          At March 31, 2003, the Company owed Alphatrade.com and Jupiter Consultants, Ltd. (companies related by management) $20,482 for amounts paid on behalf of the Company.

NOTE 7 -  E-VIRUS TECHNOLOGY

          On October 28, 2001, the Company issued 200,000 shares of common stock for an E-Virus Technology, which is dedicated to destroying e-mail viruses before they get to the user's computer. This technology is yet to be proven and is in the rudimentary stages of development. As such, it may not prove to be commercially viable. No patents or trademarks are pending on this technology. Accordingly, the technology is valued at $50 (50,000 shares at $0.001 per share before the 4-for-1 forward stock split).

SIGNATURES

In accordance with the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  KOMODO, INC.


Dated:  June 26, 2003                             By: /s/Gordon Muir
                                                  ------------------
                                                  Gordon Muir
                                                  President

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.


   Signature                   Title                        Date


/s/ Gordon Muir              Director                   June 26, 2003
------------------
Gordon J. Muir

/s/ Victor Cardenas          Director                   June 26, 2003
-------------------
Victor Cardenas

Certifications
--------------
                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Gordon Muir, Chief Executive Officer of Komodo, Inc. (the registrant"), certify that:

         1. I have reviewed this annual report on Form 10-KSB of Komodo,Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 26, 2003



/s/   Gordon Muir
-----------------------
Gordon Muir
Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Brooke Styba, Principal Accounting Officer of Komodo, Inc. (the "registrant"), certify that:

         1. I have reviewed this annual report on Form 10-KSB of Komodo, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 26, 2003


/s/Brooke Styba
----------------------------
Principal Accounting Officer