Form 10QSB
period 2003-06-30
KOMODO INC
filed 2003-08-14
CIK 786129

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

         X      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
       -----    EXCHANGE ACT OF 1934

                  For Quarterly period Ended: June 30, 2003; or

       ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                  For the transition period _________ to __________

                         Commission File Number: 0-14869


                             -----------------------


                                  KOMODO, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                         95-3932052
 ------------------------------                        ------------------
(State or other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

          SUITE 400 - 1111 WEST GEORGIA ST, VANCOUVER BC V6E 4M3 CANADA
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (604) 689-5377
                            -------------------------
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X    No
                                                                   ---      ---

State the number of shares outstanding of the issuer's common equity: $0.001 par value, as of June 30, 2003, was 7,538,460.

              Transitional Small Business Disclosure Format. Yes       No  X
                                                                 ---      ---

                              Report on Form 10-QSB

                       For the Quarter Ended June 30, 2003

                                      INDEX

                                                                           Page
                                                                           ----
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)........................3

                      Balance Sheets .........................................4
                      Statements of Operations ...............................5
                      Statements of Stockholders' Equity (Deficit)............6
                      Statements of Cash Flows..............................7-8
                      Notes to the Financial Statements ...................9-12

         Item 2.      Management's Discussion and Analysis  .................13
                        or Plan of Operation

         Item 3.      Controls and Procedures ...............................14



Part II. Other Information

         Item 1.      Legal Proceedings .....................................14

         Item 2.      Changes in Securities .................................15

         Item 3.      Defaults Upon Senior Securities .......................15

         Item 4.      Submission of Matters to a Vote of Security Holders ...15

         Item 5.      Other Information .....................................15

         Item 6.      Exhibits and Reports on Form 8-K ......................15

                      Signatures.............................................16

                      Certifications......................................17-22

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


         The accompanying balance sheets of Komodo, Inc.com at June 30, 2003 and March 31, 2003, related statements of operations, stockholders' equity (deficit) and cash flows for the three months ended June 30, 2003 and 2002, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2004.








                                  KOMODO, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                        June 30, 2003 and March 31, 2003

                                  KOMODO, INC.
                          (A Development Stage Company)
                                 Balance Sheets


ASSETS
------

                                                                       June 30,       March 31,
                                                                         2003           2003
                                                                    ------------    ------------
                                                                     (Unaudited)
CURRENT ASSETS

   Cash                                                             $         --    $         --
   Prepaid expenses                                                          150             210
                                                                    ------------    ------------

     Total Current Assets                                                    150             210
                                                                    ------------    ------------

OTHER ASSETS

   E-virus technology                                                         50              50
                                                                    ------------    ------------

   Total Other Assets                                                         50              50
                                                                    ------------    ------------

     TOTAL ASSETS                                                   $        200    $        260
                                                                    ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES

   Cash overdraft                                                   $      1,574    $        176
   Accounts payable and accrued liabilities                               43,547          40,534
   Accounts payable - related parties                                     28,011          20,482
   Liabilities of discontinued operations                                205,676         205,676
                                                                    ------------    ------------

     Total Current Liabilities                                           278,808         266,868
                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 10,000,000 shares authorized of
    $0.001 par value, 2,000,000 shares issued and
    outstanding                                                            2,000           2,000
   Common stock: 100,000,000 shares authorized of
    $0.001 par value, 7,538,460 shares issued and
    outstanding at June 30, 2003 and March 31, 2003                        7,539           7,539
   Additional paid-in capital                                         12,824,154      12,824,154
   Stock subscriptions receivable                                       (182,165)       (236,511)
   Deficit accumulated during the development stage                  (12,930,136)    (12,863,790)
                                                                    ------------    ------------

     Total Stockholders' Equity (Deficit)                               (278,608)       (266,608)
                                                                    ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                     $        200    $        260
                                                                    ============    ============


   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                          From
                                                                                                      Inception on
                                                                     From the Three Months Ended      November 10,
                                                                                June 30,              1995 Through
                                                                     ----------------------------         June 30,
                                                                          2003            2002              2003
                                                                     ------------    ------------     ------------
REVENUES                                                             $       --      $       --      $       --
                                                                     ------------    ------------     ------------
EXPENSES

   Depreciation and amortization                                             --              --           170,538
   General and administrative                                              65,470          84,714       1,845,962
                                                                     ------------    ------------    ------------
     Total Expenses                                                        65,470          84,714       2,016,500
                                                                     ------------    ------------    ------------
LOSS FROM OPERATIONS                                                      (65,470)        (84,714)     (2,016,500)
                                                                     ------------    ------------    ------------
OTHER EXPENSES

   Interest expense                                                          (876)           --            (3,906)
                                                                     ------------    ------------    ------------
     Total Other Expense                                                     (876)           --            (3,906)
                                                                     ------------    ------------    ------------
LOSS BEFORE DISCONTINUED OPERATIONS                                       (66,346)        (84,714)     (2,020,406)
                                                                     ------------    ------------    ------------
LOSS FROM DISCONTINUED OPERATIONS NET OF
 ZERO TAX EFFECT                                                             --              --       (10,909,730)
                                                                     ------------    ------------    ------------
NET LOSS                                                             $    (66,346) $      (84,714)   $(12,930,136)
                                                                     ============    ============    ============
BASIC LOSS PER SHARE OF
 COMMON STOCK                                                        $      (0.01) $        (0.01)
                                                                     ============    ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                                      7,538,460      7,132,150
                                                                     ============    ============



















   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                       Preferred Stock     Common Stock      Additional       Stock          Other        During the
                                     ------------------   -----------------   Paid -In      Subscription    Deferred     Development
                                       Shares   Amount     Shares   Amount     Capital       Receivable    Compensation      Stage
                                     --------   -------   -------- --------  ------------   ------------   ------------  ----------

Balance, March 31, 2002             2,000,000   $ 2,000  7,121,600  $ 7,122  $ 12,728,571   $ (246,761)    $ (229,750) $(12,501,150)

May 13, 2002, stock issued for
 services at $0.60 per share               --        --     20,000       20        11,980           --             --            --

September 27, 2002, stock issued
 for services at $0.21 per share           --        --    400,000      400        83,600           --             --            --

April 1, 2002 to December 31,
 2002, services rendered for
 deferred compensation                     --        --         --       --            --           --        229,750            --

Fractional share correction                --        --     (3,140)      (3)            3           --             --            --

Reduction in stock subscription
 receivable for services
 performed by related parties              --        --         --       --            --       10,250             --            --

Net loss for the year ended
 March 31, 2003                            --        --         --       --            --           --             --      (362,640)
                                     --------   -------    -------  -------  ------------   ------------   ------------  -----------

Balance, March 31, 2003             2,000,000     2,000  7,538,460    7,539    12,824,154     (236,511)            --   (12,863,790)

April 1, 2003 to June 30, 2003,
 services rendered for stock
 subscription receivable
(unaudited)                                --        --         --       --            --       54,346             --            --

Net loss for the three months
 ended June 30, 2003
 (unaudited)                               --        --         --       --            --           --             --       (66,346)
                                     --------   -------    -------  -------  ------------   ------------   ------------  -----------

Balance, June 30, 2003
 (unaudited)                        2,000,000   $ 2,000  7,538,460  $ 7,539  $ 12,824,154   $ (182,165)    $       --  $(12,930,136)
                                     ========   =======    =======  =======  ============   ============   ============  ===========




















   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                          From
                                                                                      Inception on
                                                     For the Three Months Ended       November 10,
                                                                  June 30,            1995 Through
                                                     ----------------------------       June 30,
                                                         2003            2002            2003
                                                     ------------    ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                          $   (66,346)     $  (84,714)    $(12,930,136)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation and amortization expense                   --              --           194,021
     Stock issued for services                               --            12,000       3,775,523
     Stock issued for payment of accounts payable            --              --             8,800
     Bad debt expense                                        --              --           224,941
     Write-off mineral property                              --              --         3,914,434
     Write-off of stock subscription receivable              --              --               250
     Services rendered for deferred compensation             --            60,000         339,750
     Services performed to reduce stock subscription
      receivable                                          54,346             --            64,596
     Warrants granted below market value                     --              --           497,581
     Currency translation adjustment                         --              --          (168,626)
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable              --              --          (213,312)
     (Increase) decrease in deposits and
       prepaid expenses                                       60               54         (85,515)
     Increase (decrease) in accounts payable and
      accounts payable-related parties                     9,666            9,358         198,437
     Increase in accrued liabilities                         876              554           6,969
     Increase in liabilities of discontinued
      operations                                             --              --           258,161
                                                     ------------    ------------    --------------

       Net Cash Used by Operating Activities              (1,398)         (2,748)      (3,914,126)
                                                     ------------    ------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                  --              --          (149,014)
   Purchase of mineral property and deferred
    exploration costs                                        --              --        (2,762,539)
                                                     ------------    ------------    ------------

       Net Cash Used by Investing Activities                 --              --        (2,911,553)
                                                     ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Cash received on stock subscription                       --              --            11,510
   Increase in cash overdraft                               1,398               5           1,574
   Proceeds from common stock                                --              --         5,340,175
   Proceeds on notes payable - related party                 --             2,743       1,472,420
                                                     ------------    ------------    ------------

Net Cash Provided by Financing Activities                   1,398           2,748       6,825,679
                                                     ------------    ------------    ------------

NET INCREASE IN CASH                                         --              --              --

CASH AT BEGINNING OF PERIOD                                  --              --              --
                                                     ------------    ------------    ------------

CASH AT END OF PERIOD                                $       --      $       --      $       --
                                                     ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                         From
                                                                                     Inception on
                                                      For the Three Months Ended     November 10,
                                                                 June 30,            1995 Through
                                                      ---------------------------      June 30,
                                                          2003            2002           2003
                                                      ------------    -----------   -------------


CASH PAID FOR:

   Interest                                          $          --    $         --   $       114
   Income taxes                                      $          --    $         --   $        --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for acquisition of asset      $          --    $         --   $   394,062
   Common stock issued for debt conversion           $          --    $         --   $ 1,210,719
   Common stock issued for mineral properties        $          --    $         --   $   550,000
   Common stock issued for services                  $          --    $     12,000   $ 3,775,523
   Common stock issued for license                   $          --    $         --   $   125,000
   Common stock issued for subscription              $          --    $         --   $   237,750
   Common stock issued for payment of
    accounts payable                                 $          --    $         --   $     8,800
   Services performed by related parties for the
    reduction in stock subscription receivable       $      54,346    $         --   $    64,596






























   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        June 30, 2003 and March 31, 2003

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

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

NOTE 3 -  RELATED PARTY PAYABLE

          As of June 30, 2003, the Company owed related parties $28,011 for amounts advanced to the Company to cover operating expenses, as well as accrued salaries.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        June 30, 2003 and March 31, 2003

NOTE 4 -  LOSS FROM DISCONTINUED OPERATIONS

          On March 31, 1999, the Board of Directors of the Company decided to discontinue the mining operations due to a lack of funding and low precious metal prices. The following is a summary of the loss from discontinued operations.

                                                                      From
                                                                   Inception on
                                                                   November 10,
                                                                   1995 Through
                                                                      June 30,
                                                                        1999
                                                                   ------------
REVENUES                                                           $         --
                                                                   ------------

EXPENSES

  General and administrative                                          6,923,450
  Depreciation                                                           23,483
                                                                   ------------

  Total Expenses                                                      6,946,933
                                                                   ------------

LOSS FROM OPERATIONS                                                 (6,946,933)
                                                                   ------------

OTHER INCOME (EXPENSE)

  Currency translation income                                           168,626
  Write-off of mineral property                                      (3,914,434)
  Bad debt expense                                                     (224,941)
  Interest income                                                         7,952
                                                                   ------------

  Total Other Income (Expense)                                       (3,962,797)
                                                                   ------------

NET LOSS                                                           $(10,909,730)
                                                                   ============

The  Company  had   liabilities  of  $205,676  which  are  associated  with  the discontinued operations. No income tax benefit has been attributed to the loss from discontinued operations.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        June 30, 2003 and March 31, 2003

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

          A summary of the status of the Company's outstanding stock options as of June 30, 2003 and 2002 and changes during the years ended June 30, 2003 and 2002 is presented below:

                                                              2003                  2002
                                                      --------------------  --------------------
                                                                 Weighted              Weighted
                                                                 Average               Average
                                                                 Exercise              Exercise
                                                      Shares       Price    Shares       Price
                                                     ---------   --------   -------   -----------
Outstanding, beginning of
 year                                                       --   $     --        --   $        --
Granted                                              1,000,000       0.21        --            --
Expired/Cancelled                                           --         --        --            --
Exercised                                                   --         --        --            --
                                                     ---------   --------   ------   ------------

Outstanding end of year                              1,000,000   $   0.21        --   $        --
                                                     =========   ========   ======   ============

Exercisable                                          1,000,000   $   0.21       --    $        --
                                                     =========   ========   ======   ============

                                                    Outstanding                               Exercisable
                                     ---------------------------------------------   -------------------------------
                                                      Weighted
                                         Number        Average         Weighted        Number          Weighted
                                       Outstanding    Remaining         Average      Exercisable        Average
 Range of                              at June 30,    Contractual      Exercise      at June 30,       Exercise
 Exercise Prices                          2003           Life            Price          2003             Price
----------------------------------   -------------   -------------   -------------   -------------   ---------------

$                             0.21       1,000,000           10.00   $        0.21       1,000,000   $          0.21
----------------------------------   -------------   -------------   -------------   -------------   ---------------

$                             0.21       1,000,000           10.00   $        0.21       1,000,000   $          0.21
==================================   =============   =============   =============   =============   ===============

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        June 30, 2003 and March 31, 2003

  NOTE 5 -     OPTIONS AND WARRANTS (Continued)

               The Company has the following outstanding warrants:

                                                                 2003                             2002
                                                   -------------------------------  ------------------------------
                                                                      Weighted                         Weighted
                                                                       Average                          Average
                                                                      Exercise                         Exercise
                                                       Shares           Price          Shares            Price
                                                   -------------  ----------------  -------------  ---------------
               Outstanding, beginning of
                year                                   1,600,000  $           0.30        100,000  $          1.00
               Granted                                         -                 -      1,500,000             0.25
               Expired/Cancelled                               -                 -              -                -
               Exercised                                       -                 -              -                -
                                                   -------------  ----------------  -------------  ---------------

               Outstanding end of year                 1,600,000  $           0.30      1,600,000  $          0.30
                                                   =============  ================  =============  ===============

               Exercisable                             1,600,000  $           0.30      1,600,000  $          0.30
                                                   =============  ================  =============  ===============

                                                         Outstanding                        Exercisable

                                                      Weighted
                                         Number        Average         Weighted         Number         Weighted
                                       Outstanding    Remaining         Average      Exercisable        Average
                      Range of         at June 30,   Contractual       Exercise      at June 30,       Exercise
                   Exercise Prices        2003           Life            Price          2003             Price
               ---------------------  -------------  -------------   -------------  -------------  ---------------

               $           0.25-1.00      1,600,000           9.75   $   0.25-1.00      1,600,000  $          0.30
               ---------------------  -------------  -------------   -------------  -------------  ---------------

               $           0.25-1.00      1,600,000           9.75   $   0.25-1.00      1,600,000  $          0.30
               =====================  =============  =============   =============  =============  ===============

               The warrants were repriced on March 19, 2001. The exercise price was less than the trading price of the stock. Accordingly, a compensation expense $51,761 was recorded as per the Black Scholes calculation.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Forward-looking and Cautionary Statements

This report contains certain forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks and uncertainties. These factors may cause our company's, or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

         Business Overview
         -----------------

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

We believe our e-mail system, once developed, will be 100% effective in eliminating spam, viruses, unwanted email solicitations and will dramatically speed up the delivery of all mail, especially larger files. All subscribers will be able to keep their current e-mail address or have another secure mailbox within Komodo. Subscribers will be able to sign up for the services on-line by paying a minimal monthly fee and will be provided with a variety of selections for eliminating different types of e-mails, addresses, specific content and known or unknown viruses.

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

         Results of Operations
         ---------------------

Net losses for the first quarter of 2003 were $66,346, as compared to $84,714 for the same period in 2002. The net loss for the first quarter of 2003 translates into a loss of $0.01 per share which is identical to the loss per share for the same period in 2002. The net loss was primarily attributed to consulting fees incurred in the development of the technology.

We estimate that existing sources of liquidity and the funds provided by anticipated capital activity will satisfy our projected working capital requirements through fiscal 2003. Our ability to maintain sufficient liquidity through fiscal 2003 is dependent on our raising additional capital and such capital may not be available on acceptable terms, if at all. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail operations significantly or to seek funds through arrangements with strategic partners, existing investors or other parties.



Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II - OTHER INFORMATION.

Item 1. Legal Proceedings.

         We are not aware of any pending claims or assessments, that may have a material adverse impact on Komodo's financial position or results of operations.

Item 2. Changes in Securities.

         None

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.
              (a) Exhibits

         (a) Exhibits


         Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              (b) Report on Form 8-K
                  None

         SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  KOMODO, INC.


Date:     08/13/2003                               / s / Gordon Muir
                                                   ----------------------------
                                                   President / Director



Date:     08/13/2003                               / s / Brooke Styba
                                                   ----------------------------
                                                   Principal Accounting Officer