Form 10QSB
period 2003-09-30
KOMODO INC
filed 2003-11-13
CIK 786129

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

         X      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
       -----    EXCHANGE ACT OF 1934

                  For Quarterly period Ended: September 30, 2003; or

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

          SUITE 1322 - 1111 WEST GEORGIA ST, VANCOUVER BC V6E 4M3 CANADA
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (604) 689-9417
                            -------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X    No
                                                                    ---      ---

State the number of shares outstanding of the issuer's common equity: $0.001 par value, as of September 30, 2003, was 7,538,460.

              Transitional Small Business Disclosure Format.    Yes       No  X
                                                                    ---      ---

                              Report on Form 10-QSB

                     For the Quarter Ended September 30, 2003

                                      INDEX

                                                                           Page
                                                                           ----
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)........................3

                      Balance Sheets .........................................4
                      Statements of Operations ...............................5
                      Statements of Cash Flows..............................6-7
                      Notes to the Financial Statements ...................8-12

         Item 2.      Management's Discussion and Analysis  .................13
                        or Plan of Operation

         Item 3.      Controls and Procedures ...............................14


Part II. Other Information

         Item 1.      Legal Proceedings .....................................14

         Item 2.      Changes in Securities .................................14

         Item 3.      Defaults Upon Senior Securities .......................14

         Item 4.      Submission of Matters to a Vote of Security Holders ...14

         Item 5.      Other Information .....................................15

         Item 6.      Exhibits and Reports on Form 8-K ......................15

                      Signatures.............................................16

                      Certifications......................................17-22

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


         The accompanying balance sheets of Komodo, Inc.com at September 30, 2003 and March 31, 2003, related statements of operations and cash flows for the six months ended September 30, 2003 and 2002, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2004.



















                                  KOMODO, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      September 30, 2003 and March 31, 2003

                                  KOMODO, INC.

                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------        September 30,   March 31,
                                                       2003          2003
                                                   ------------- -------------
CURRENT ASSETS                                      (Unaudited)

 Cash                                              $          -  $          -
 Prepaid expenses                                            90           210
                                                   ------------  ------------
   Total Current Assets                                      90           210
                                                   ------------  ------------
OTHER ASSETS
 E-virus technology                                          50            50
                                                   ------------  ------------
 Total Other Assets                                           -            50
                                                   ------------  ------------
   TOTAL ASSETS                                    $        140  $        260
                                                   ============  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES
 Cash overdraft                                    $         76  $        176
 Accounts payable and accrued liabilities               124,365        40,534
 Accounts payable - related parties                      44,264        20,482

 Liabilities of discontinued operations                 205,676       205,676
                                                   ------------  ------------
   Total Current Liabilities                            374,381       266,868
                                                   ------------  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock:10,000,000 shares authorized
  of $0.001 par value, 2,000,000 shares issued
  and outstanding                                         2,000         2,000
 Common stock: 100,000,000 shares authorized of
  $0.001 par value, 7,538,460 shares issued and
   outstanding at September 30, 2003 and
   March 31, 2003                                         7,539         7,539
 Additional paid-in capital                          12,839,904    12,824,154
 Deferred compensation                                   (9,250)            -
 Stock subscriptions receivable                        (203,170)     (236,511)
 Deficit accumulated during the development stage   (13,011,264)  (12,863,790)
                                                   ------------  ------------
     Total Stockholders' Equity (Deficit)              (374,241)     (266,608)
                                                   ------------  ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                    $        140  $        260
                                                   ============  ============
    The accompanying notes are an integral part of the financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                        From
                                                                                    Inception on
                               For the Three Months Ended    For the Six Months     November 10,
                                       September 30,         Ended September 30,    1995 Through
                               -------------------------- ------------------------- September 30,
                                    2003        2002          2003         2002         2003
                               ------------ ------------  ------------ ------------ -------------
REVENUES                       $         -  $         -   $         -  $         -  $          -
                               -----------  -----------   -----------  -----------  ------------
EXPENSES

 Depreciation and amortization           -            -             -            -       170,538
 General and administrative         79,971      146,127       145,441      230,841     1,925,933
                               -----------  -----------   -----------  -----------  ------------
   Total Expenses                   79,971      146,127       145,441      230,841     2,096,471
                               -----------  -----------   -----------  -----------   -----------
LOSS FROM OPERATIONS               (79,971)    (146,127)     (145,441)    (230,841)   (2,096,471)
                               -----------  -----------   -----------  -----------  ------------
OTHER (EXPENSES)

 Interest expense                   (1,157)           -        (2,033)           -        (5,063)
                               -----------  -----------   -----------  -----------  ------------
   Total Other (Expense)            (1,157)           -        (2,033)           -        (5,063)
                               -----------  -----------   -----------  -----------  ------------
LOSS BEFORE DISCONTINUED
 OPERATIONS                        (81,128)    (146,127)     (147,474)           -    (2,101,534)
                               -----------  -----------   -----------  -----------  ------------
LOSS FROM DISCONTINUED
 OPERATIONS NET OF ZERO TAX
 EFFECT                                  -            -             -            -   (10,909,730)
                               -----------  -----------   -----------  -----------  ------------
NET LOSS                       $   (81,128) $  (146,127)  $  (147,474) $  (230,841) $(13,011,264)
                               ===========  ===========   ===========  ===========  ============
BASIC LOSS PER SHARE OF
 COMMON STOCK                  $     (0.01) $     (0.02)  $     (0.02) $     (0.03)
                               ===========  ===========   ===========  ===========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING              7,538,460    7,154,643     7,538,460    7,143,458
                               ===========  ===========   ===========  ===========















   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                   From
                                                                                Inception on
                                                      For the Six Months Ended  November 10,
                                                             September 30,      1995 Through
                                                      ------------------------- September 30,
                                                           2003         2002        2003
                                                      ------------ ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                             $  (147,474) $  (230,841) $(13,011,264)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
   Depreciation and amortization expense                        -            -       194,021
   Stock issued for services                                    -       96,000     3,775,523
   Stock issued for payment of accounts payable                 -            -         8,800
   Bad debt expense                                             -            -       224,941
   Write-off mineral property                                   -            -     3,914,434
   Write-off of stock subscription receivable                   -            -           250
   Services rendered for deferred compensation                  -      120,000       339,750
   Services performed to reduce stock subscription
    receivable                                                  -            -        10,250
   Warrants granted below market value                     15,750            -       513,331
   Currency translation adjustment                              -            -      (168,626)
 Changes in operating assets and liabilities:
   (Increase) in accounts receivable                            -            -      (213,312)
   (Increase) decrease in deposits and
     prepaid expenses                                         120          110       (85,455)
   Increase in accounts payable and
    accounts payable-related parties                      129,680        6,389       318,451
   Increase in accrued liabilities                          2,024        1,180         8,117
   Increase in liabilities of discontinued
    operations                                                  -            -       258,161
                                                      -----------  -----------  ------------
     Net Cash Provided (Used) by Operating Activities         100       (7,162)   (3,912,628)
                                                      -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                       -            -      (149,014)
 Purchase of mineral property and deferred
  exploration costs                                             -            -    (2,762,539)
                                                       ----------  -----------  ------------
     Net Cash Used by Investing Activities                      -            -    (2,911,553)
                                                       ----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Cash received on stock subscription                            -            -        11,510
 Change in cash overdraft                                    (100)          (3)           76
 Proceeds from common stock                                     -            -     5,340,175
 Proceeds on notes payable - related party                      -        7,193     1,472,420
                                                       ----------  -----------  ------------
     Net Cash Provided (Used) by Financing Activities        (100)       7,190     6,824,181
                                                       ----------  -----------  ------------
NET INCREASE IN CASH                                            -           28             -
                                                       ----------  -----------  ------------
CASH AT BEGINNING OF PERIOD                                     -            -             -
                                                       ----------  -----------  ------------
CASH AT END OF PERIOD                                  $        -  $        28  $          -
                                                       ==========  ===========  ============

   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                   From
                                                                                Inception on
                                                      For the Six Months Ended  November 10,
                                                             September 30,      1995 Through
                                                      ------------------------- September 30,
                                                           2003         2002        2003
                                                      ------------ ------------ -------------
CASH PAID FOR:

   Interest                                           $         -  $         -  $          -
   Income taxes                                       $         -  $         -  $          -

NON-CASH FINANCING ACTIVITIES

   Common stock issued for acquisition of asset       $         -  $         -  $    394,062
   Common stock issued for debt conversion            $         -  $         -  $  1,210,719
   Common stock issued for mineral properties         $         -  $         -  $    550,000
   Common stock issued for services                   $         -  $    96,000  $  3,775,523
   Common stock issued for license                    $         -  $         -  $    125,000
   Common stock issued for subscription               $         -  $         -  $    237,750
   Common stock issued for payment of
    accounts payable                                  $         -  $         -  $      8,800





























   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2003 and March 31, 2003

NOTE 1 -     BASIS OF FINANCIAL STATEMENT PRESENTATION

             The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2003 Annual Report on Form 10-KSB. Operating results for the six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

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

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2003 and March 31, 2003


NOTE 3 -     RELATED PARTY PAYABLE

             As of September 30, 2003, the Company owed related parties $44,264 for amounts advanced to the Company to cover operating expenses, as well as accrued salaries.

             On July 23, 2003, the Company issued 1,000,000 warrants to two directors of the Company for a total of 2,000,000 warrants. The exercise price is $0.12 per share and expire in ten years.

             On August 8, 2003, the Company issued 700,000 stock options to related parties under the 2003 stock option plan. (See Note 5)

NOTE 4 -     LOSS FROM DISCONTINUED OPERATIONS

             On March 31, 1999, the Board of Directors of the Company decided to discontinue the mining operations due to a lack of funding and low precious metal prices. The following is a summary of the loss from discontinued operations.
                                                                From
                                                           Inception on
                                                           November 10,
                                                           1995 Through
                                                           September 30,
                                                                1999
                                                           -------------
             REVENUES                                      $          -
                                                           ------------
             EXPENSES
               General and administrative                     6,923,450
               Depreciation                                      23,483
                                                           ------------
               Total Expenses                                 6,946,933
                                                           ------------
             LOSS FROM OPERATIONS                            (6,946,933)
                                                           ------------
             OTHER INCOME (EXPENSE)
               Currency translation income                      168,626
               Write-off of mineral property                 (3,914,434)
               Bad debt expense                                (224,941)
               Interest income                                    7,952
                                                           ------------
               Total Other Income (Expense)                  (3,962,797)
                                                           ------------
             NET LOSS                                      $(10,909,730)
                                                           ============

             The Company had liabilities of $205,676 which are associated with the discontinued operations. No income tax benefit has been attributed to the loss from discontinued operations.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2003 and March 31, 2003

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

             On August 8, 2003, the Company established the 2003 stock option plan (the plan) to promote the interest of the Company. The Board of Directors of the Company has sole and complete authority to determine the employees and/or consultants to who options shall be granted, the number of each grant and any additional conditions and limitations. The total number of shares of common stock subject to outstanding options shall be 1,150,000 shares. The exercise price shall not be less than the fair market value of the underlying shares.

             A summary of the status of the Company's outstanding stock options as of September 30, 2003 and 2002 and changes during the years ended September 30, 2003 and 2002 is presented below:


                                             2003                  2002
                                    --------------------- ---------------------
                                                Weighted               Weighted
                                                Average                Average
                                                Exercise               Exercise
                                      Shares     Price       Shares      Price
                                    ---------- ---------- ---------- ----------
             Outstanding, beginning
              of year                        - $        -          - $        -
             Granted                 2,150,000       0.17          -          -
             Expired/Cancelled               -          -          -          -
             Exercised                       -          -          -          -
                                    ---------- ---------- ---------- ----------
             Outstanding end of year 2,150,000 $     0.17          - $        -
                                    ========== ========== ========== ==========
             Exercisable             2,150,000 $     0.17          - $        -
                                    ========== ========== ========== ==========

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2003 and March 31, 2003

NOTE 5 -     OPTIONS AND WARRANTS (Continued)

                                     Outstanding               Exercisable
                          --------------------------------    --------------
                                      Weighted
                          Number      Average     Weighted   Number     Weighted
             Range of     Outstanding Remaining   Average  Exercisable  Average
             Exercise     at Sept.30, Contractual Exercise at Sept. 30, Exercise
             Prices          2003        Life       Price      2003      Price
             ------------ ----------- ----------- -------- ------------ --------
             $0.14 - 0.21   2,150,000       10.00  $  0.17    1,287,500   $ 0.17
             ------------ ----------- -----------  -------   ----------   ------
             $0.14 - 0.21   2,150,000       10.00  $  0.17    1,287,500   $ 0.17
             ============ =========== ===========  =======   ==========   ======

             The Company has the following outstanding warrants:

                                             2003                  2002
                                    --------------------- ---------------------
                                                Weighted               Weighted
                                                Average                Average
                                                Exercise               Exercise
                                      Shares     Price       Shares      Price
                                    ---------- ---------- ---------- ----------
             Outstanding, beginning
                of year              1,600,000 $     0.20    100,000 $     1.00
             Granted                 2,000,000          -  1,500,000       0.25
             Expired/Cancelled               -          -          -          -
             Exercised                       -          -          -          -
                                    ---------- ---------- ---------- ----------
             Outstanding end of year 3,600,000 $     0.20  1,600,000 $     0.30
                                    ========== ========== ========== ==========
             Exercisable             3,600,000 $     0.20  1,600,000 $     0.30
                                    ========== ========== ========== ==========

                                     Outstanding               Exercisable
                          --------------------------------    --------------
                                      Weighted
                         Number      Average     Weighted    Number     Weighted
             Range of    Outstanding Remaining   Average   Exercisable  Average
             Exercise    at Sept.30, Contractual Exercise  at Sept. 30, Exercise
             Prices         2003        Life       Price      2003      Price
             ------------ ---------- ----------- ---------- ----------- --------
             $  0.12-1.00  3,600,000        9.75 $0.12-1.00   3,600,000 $   0.20
             ------------ ---------- ----------- ---------- ----------- --------
             $  0.12-1.00  3,600,000        9.75 $0.12-1.00   3,600,000 $   0.20
             ============ ========== =========== ========== =========== ========

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2003 and March 31, 2003

NOTE 5 -     OPTIONS AND WARRANTS (Continued)

             The warrants were repriced on March 19, 2001. The exercise price was less than the trading price of the stock. Accordingly, a compensation expense $51,761 was recorded as per the Black Scholes calculation.

NOTE 6 -     SUBSEQUENT EVENTS

             On October 15, 2003, the Company authorized the issuance of 1,500,000 shares of common stock at $0.10 per share. All 1,500,000 shares have been issued for stock subscriptions receivable for $150,000.

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

         Business Overview
         -----------------
Komodo is a development stage software company in the process of building a web based product designed to eradicate viruses, spam and any unwanted emails. E-mail traffic is rampant with viruses, unwanted spam, unsolicited adult content and causes hundreds of thousands of dollars in wasted time. This annoying and costly phenomenon increasingly results in extra expenses in terms of downtime lost when computers are virus infected and getting rid of unwanted emails. Current solutions are totally ineffective and usually require special software or expensive equipment to be installed on the client side.

We believe our e-mail system will be 100% effective in eliminating spam, viruses, unwanted email solicitations and will dramatically speed up the delivery of all mail, especially larger files. The service will be a subscription service and will enable customers to continue using their current e-mail address thereby minimizing any frustrations and eliminating unnecessary stress caused by changing email addresses or domains. Subscribers will sign up online for the services and will be provided with a variety of selections for eliminating different types of e-mails, rejecting certain email addresses, avoiding emails with specific content and refusing emails infected with known or unknown viruses.

Our technology is in development and it is anticipated will undergo some structural changes before release in its beta format. Development of web based technology requires open-ended development and typically code is rewritten, adjusted and modified during development which may result in delays.

We expect that we need approximately $1,000,000 over the next 12 month period. This funding will be in the form of private placement funding. Without adequate funding the product will not progress. Obtaining financing depends on current market conditions, the willingness of the investment community to make investments into software development, the timing of key developments of the software and other similar factors. We cannot provide any assurances that we will be able to secure the funding.

         Results of Operations
         ---------------------
Net losses for the third quarter of 2003 were $81,128, as compared to $146,127 for the same period in 2002. The net loss for the third quarter of 2003 translates into a loss of $0.01 per share compared to a loss of $0.02 per share for the same period in 2002. The net loss was primarily attributed to consulting fees incurred in the development of the technology and compensation expense for the Black Scholes calculation applied to stock options and warrants.

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




                                  KOMODO, INC.


Date:     11/11/2003                               / s / Gordon Muir
                                                   -----------------------------
                                                   President / Director



Date:     11/11/2003                               / s / Brooke Styba
                                                   -----------------------------
                                                   Principal Accounting Officer