Form 10QSB
period 2003-12-31
KOMODO INC
filed 2004-02-11
CIK 786129

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

                  For quarterly period ended: December 31, 2003; or

       ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                  For the transition period _________ to __________

                         Commission File Number: 0-14869

                             -----------------------

                                  KOMODO, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                         95-3932052
-------------------------------                        ------------------
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

State the number of shares outstanding of the issuer's common equity: $0.001 par value, as of December 31, 2003, was 9,861,793.

              Transitional Small Business Disclosure Format.    Yes   No  X
                                                                ---      ---

                              Report on Form 10-QSB

                     For the Quarter Ended December 31, 2003

                                      INDEX

                                                                        Page
                                                                        ----
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)........................3

                  Balance Sheets .........................................4
                  Statements of Operations ...............................5
                  Statements of Cash Flows..............................6-7
                  Notes to the Financial Statements ...................8-11

         Item 2.  Management's Discussion and Analysis  .................12
                    or Plan of Operation

         Item 3.  Controls and Procedures ...............................13


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

         Item 4.  Submission of Matters to a Vote of Security Holders ...15

         Item 5.  Other Information .....................................15

         Item 6.  Exhibits and Reports on Form 8-K ......................15

                  Signatures.............................................16

                                  KOMODO, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      December 31, 2003 and March 31, 2003

                                  KOMODO, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------    December 31,      March 31,
                                                  2003             2003
                                               ------------   ------------
                                               (Unaudited)
CURRENT ASSETS
   Cash                                        $    310,529   $          -
   Prepaid expenses                                  10,836            210
                                               ------------   ------------
     Total Current Assets                           321,365            210
                                               ------------   ------------
FIXED ASSETS, NET                                    39,333              -
                                               ------------   ------------
OTHER ASSETS
   E-virus technology                                    50             50
                                               ------------   ------------
   Total Other Assets                                    50             50
                                               ------------   ------------
     TOTAL ASSETS                              $    360,748   $        260
                                               ============   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES
   Cash overdraft                              $          -   $        176
   Accounts payable and accrued liabilities          31,928         40,534
   Payable - related parties                         36,831         20,482
   Liabilities of discontinued operations           205,676        205,676
                                               ------------   ------------
     Total Current Liabilities                      274,435        266,868
                                               ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock: 10,000,000 shares authorized
    of $0.001 par value, 2,000,000 shares issued
    and outstanding                                   2,000         2,000
   Common stock: 100,000,000 shares authorized
    of $0.001 par value, 9,861,793 and 7,538,460
    shares issued and outstanding at December
    31, 2003 and March 31, 2003, respectively         9,862         7,539
   Additional paid-in capital                    13,583,286    12,824,154
   Stock subscriptions receivable                  (347,420)     (236,511)
   Deficit accumulated during the development
    stage                                       (13,161,415)  (12,863,790)
                                                -----------   -----------
     Total Stockholders' Equity (Deficit)            86,313      (266,608)
                                                -----------   -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                 $   360,748   $       260
                                                ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                From
                                                                                            Inception on
                                    For the Three Months Ended  For the Nine Months Ended   November 10,
                                          December 31,                  December 31,        1995 Through
                                   ---------------------------- --------------------------  December 31,
                                        2003           2002          2003         2002         2003
                                   ------------- -------------- ------------- ------------  ------------
REVENUES                           $          -  $           -  $          -  $          -  $          -
                                   ------------  -------------  ------------  ------------  ------------
EXPENSES

   Depreciation and amortization            667              -           667             -       171,205
   General and administrative           148,848         66,190       294,289       297,031     2,074,781
                                   ------------  -------------  ------------  ------------  ------------
     Total Expenses                     149,515         66,190       294,956       297,031     2,245,986
                                   ------------  -------------  ------------  ------------  ------------
LOSS FROM OPERATIONS                   (149,515)       (66,190)     (294,956)     (297,031)   (2,245,986)
                                   ------------  -------------  ------------  ------------  ------------
OTHER (EXPENSES)

   Interest expense                         636              -         2,669             -        (5,699)
                                   ------------  -------------  ------------  ------------  ------------
     Total Other (Expense)                 (636)             -        (2,669)            -        (5,699)
                                   ------------  -------------  ------------  ------------  ------------
LOSS BEFORE DISCONTINUED
 OPERATIONS                            (150,151)       (66,190)     (297,625)     (297,031)   (2,251,685)
                                   ------------  -------------  ------------  ------------  ------------
LOSS FROM DISCONTINUED
 OPERATIONS NET OF ZERO TAX
 EFFECT                                       -              -             -             -   (10,909,730)
                                   ------------  -------------  ------------  ------------  ------------
NET LOSS                           $   (150,151) $     (66,190) $   (297,625) $   (297,031) $(13,161,415)

                                   ============  =============  ============  ============  ============
BASIC LOSS PER SHARE OF
 COMMON STOCK                      $      (0.02) $       (0.01) $      (0.04) $      (0.04)
                                   ============  =============  ============  ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                   9,167,867      7,541,600     8,073,667     7,276,655
                                   ============  =============  ============  ============

















   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                From
                                                                             Inception on
                                                  For the Nine Months Ended  November 10,
                                                         December 31,        1995 Through
                                                 --------------------------- December 31,
                                                      2003         2002          2003
                                                 ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                      $   (297,625) $   (297,031) $(13,161,415)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation and amortization expense                667             -       194,688
     Common stock issued for services                       -        96,000     3,775,523
     Common stock issued for payment of accounts
       payable                                              -             -         8,800
     Bad debt expense                                       -             -       224,941
     Write-off mineral property                             -             -     3,914,434
     Write-off of stock subscription receivable             -             -           250
     Services rendered for deferred compensation        9,250       180,000       349,000
     Services performed to reduce stock
       subscription receivable                         29,841             -        40,091
     Warrants granted below market value               15,750             -       513,331
     Currency translation adjustment                        -             -      (168,626)
     Forgiveness of debt by shareholder                90,705             -        90,705
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable                      -             -      (213,312)
     (Increase) decrease in deposits and
       prepaid expenses                               (10,626)          163       (96,201)
     Increase in accounts payable and
       payable-related parties                        (11,156)        2,330       177,615
     Increase in accrued liabilities                   18,899         1,942        24,992
     Increase in liabilities of discontinued
       operations                                           -             -       258,161
                                                 ------------  ------------  ------------
       Net Cash Used by Operating Activities         (154,295)      (16,596)   (4,067,023)
                                                 ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                           (40,000)            -      (189,014)
   Purchase of mineral property and deferred
    exploration costs                                       -             -    (2,762,539)
                                                 ------------  ------------  ------------
       Net Cash Used by Investing Activities          (40,000)            -    (2,951,553)
                                                 ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Cash received on stock subscription                      -             -        11,510
   Change in cash overdraft                              (176)          253             -
   Proceeds from common stock                         505,000             -     5,845,175
   Proceeds on notes payable - related party                -        16,343     1,472,420
                                                 ------------  ------------  ------------
       Net Cash Provided by Financing Activities      504,824        16,596     7,329,105
                                                 ------------  ------------  ------------
NET INCREASE IN CASH                                  310,529             -       310,529

CASH AT BEGINNING OF PERIOD                                 -             -             -
                                                 ------------  ------------  ------------
CASH AT END OF PERIOD                            $    310,529  $          -      $310,529
                                                 ============  ============  ============


   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                From
                                                                             Inception on
                                                  For the Nine Months Ended  November 10,
                                                        December 31,         1995 Through
                                                 --------------------------  December 31,
                                                      2003         2002          2003
                                                 ------------- ------------  ------------
2003

CASH PAID FOR:

   Interest                                      $          -  $          -  $          -
   Income taxes                                  $          -  $          -  $          -

NON-CASH FINANCING ACTIVITIES

   Common stock issued for acquisition of asset  $          -  $          -  $    394,062
   Common stock issued for debt conversion       $          -  $          -  $  1,210,719
   Common stock issued for mineral properties    $          -  $          -  $    550,000
   Common stock issued for services              $     39,091  $     96,000  $  3,775,523
   Common stock issued for license               $          -  $          -  $    125,000
   Common stock issued for subscription          $          -  $          -  $    237,750
   Common stock issued for payment of
    accounts payable                             $          -  $          -  $      8,800




























   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      December 31, 2003 and March 31, 2003


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2003 Annual Report on Form 10-KSB. Operating results for the nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

NOTE 2 -  GOING CONCERN

          The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      December 31, 2003 and March 31, 2003

NOTE 3 -  RELATED PARTY TRANSACTIONS

          As of December 31, 2003, the Company owed related parties $36,831 for amounts advanced to the Company to cover operating expenses and accrued salaries.

          On July 23, 2003, the Company granted 1,000,000 warrants to two directors of the Company for a total of 2,000,000 warrants. The exercise price is $0.12 per share and expire in ten years.

          On August 8, 2003, the Company granted 700,000 stock options to related parties under the 2003 stock option plan (See Note 4).

NOTE 4 -  OPTIONS AND WARRANTS

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

          On August 8, 2003, the Company established the 2003 stock option plan (the plan) to promote the interests of the Company. The Board of Directors of the Company has sole and complete authority to determine the employees and/or consultants to who options shall be granted, the number of each grant and any additional conditions and limitations. The total number of shares of common stock subject to outstanding options shall be 1,150,000 shares. The exercise price shall not be less than the fair market value of the underlying shares.

          A summary of the status of the Company's outstanding stock options as of December 31, 2003 (FY2003) and March 31,2003 (FY2002) and changes during the nine months ended December 31, 2003 and the year ended March 31,2003 is presented below:

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      December 31, 2003 and March 31, 2003

NOTE 4 -  OPTIONS AND WARRANTS (Continued)
                                            2003                 2002
                                   --------------------- --------------------
                                               Weighted            Weighted
                                               Average              Average
                                               Exercise             Exercise
                                     Shares     Price     Shares     Price
                                   ---------- ---------- ---------- ---------
          Outstanding, beginning
             of year               1,000,000  $    0.21          -  $      -
          Granted                  1,150,000       0.14  1,000,000      0.21
          Expired/Cancelled                -          -          -         -
          Exercised                        -          -          -         -
                                   ---------  ---------  ---------  --------
          Outstanding, end of year 2,150,000  $    0.17  1,000,000  $   0.21
                                   =========  =========  =========  ========
          Exercisable              2,150,000  $    0.17  1,000,000  $   0.21
                                   =========  =========  =========  ========

                              Outstanding                       Exercisable
            --------------------------------------------- ----------------------
                                     Weighted
                           Number     Average    Weighted    Number     Weighted
            Range of     Outstanding Remaining   Average   Exercisable  Average
            Exercise     at Dec. 31, Contractual Exercise  at Dec. 31,  Exercise
             Prices         2003        Life       Price      2003       Price
            ------------ ----------- ----------- -------- ------------ ---------
            $0.14 - 0.21   2,150,000       10.00  $  0.17   2,150,000    $ 0.17
            ------------   ---------      ------  -------   ---------    ------
            $0.14 - 0.21   2,150,000       10.00  $  0.17   2,150,000    $ 0.17
            ============   =========      ======  =======   =========    ======

            The Company has the following outstanding warrants:

                                                2003                2002
                                    ---------------------------- ---------
                                                       Weighted  Weighted
                                                        Average   Average
                                                       Exercise  Exercise
                                      Shares   Price     Shares    Price
                                    --------- -------- --------- ---------
            Outstanding, beginning
             of year                1,600,000 $   0.30   100,000  $   1.00
            Granted                 2,000,000     0.12 1,500,000      0.25
            Expired/Cancelled               -        -         -         -
            Exercised                       -        -         -         -
                                    --------- -------- ---------  --------
            Outstanding end of year 3,600,000 $   0.20 1,600,000  $   0.30
                                    ========= ======== =========  ========
            Exercisable             3,600,000 $   0.20 1,600,000  $   0.30
                                    ========= ======== =========  ========

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      December 31, 2003 and March 31, 2003

NOTE 4 -  OPTIONS AND WARRANTS (Continued)

                              Outstanding                       Exercisable
            ---------------------------------------------- --------------------

                                     Weighted
                           Number     Average    Weighted    Number    Weighted
             Range of   Outstanding  Remaining   Average   Exercisable  Average
             Exercise   at Dec. 31, Contractual  Exercise  at Dec. 31, Exercise
              Prices       2003         Life      Price       2003      Price
            ----------- ----------- ----------- ---------- ----------- --------
            $0.12-1.00   3,600,000        9.50  $0.12-1.00  3,600,000  $   0.20
            ----------   ---------        ----  ----------  ---------  --------
            $0.12-1.00   3,600,000        9.50  $0.12-1.00  3,600,000  $   0.20
            ==========   =========        ====  ==========  =========  ========

          The warrants were repriced on March 19, 2001. The exercise price was less than the trading price of the stock. Accordingly, a compensation expense of $51,761 was recorded as per the Black Scholes calculation.

NOTE 5 -  COMMON STOCK

          On October 8, 2003, the Company authorized the issuance of 1,500,000 shares of common stock at $0.10 per share. All 1,500,000 shares have been issued for stock subscriptions receivable for $150,000.

          On November 14, 2003, the Company issued 450,000 shares of common stock at $0.50 per share for cash of $225,000.

          On November 28, 2003, the Company issued 373,333 shares of common stock at $0.75 per share for cash of $280,000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

         The accompanying balance sheets of Komodo, Inc. at December 31, 2003 and March 31, 2003, related statements of operations and cash flows for the nine months ended December 31, 2003 and 2002, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended December 31, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2004.

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

         Business Overview
         -----------------

Komodo is a software development company in the process of designing and building a web based application designed to eradicate viruses, spam, unwanted e-mails while providing complete privacy and or anonymity. E-mail traffic is rampant with viruses, unwanted spam, unsolicited adult content and causes 100's of millions of dollars in wasted time and added bandwidth costs to the current infrastructure. This annoying and costly phenomenon increasingly results in extra expenses in terms of lost productivity when computers are virus infected and getting rid of unwanted e-mails. Current solutions are ineffective filtration methods and usually require special software or equipment to be installed on the client side.

We believe our e-mail system will be 100% effective in eliminating spam, viruses, unwanted e-mail solicitations and will dramatically speed up the delivery of all mail, especially larger files. The application will be a subscription based service which will enable customers to continue using their current e-mail address thereby minimizing any frustrations and eliminating unnecessary stress caused by changing e-e-mail addresses or domains. Subscribers will be able to sign up online for the services and will be provided with a multiple selection of products designed for eliminating spam, viruses while providing extremely high levels of security and privacy. Our technology is in development and it is anticipated will undergo some structural changes before release in its beta format. Development of web based technology requires open-ended development and typically code is rewritten, adjusted and modified during development which may result in delays.

We expect that we need approximately $1,000,000 over the next 12 month period of which we have completed the first $500,000. This funding was completed in the form of private placement funding from the sale of shares of the company's common stock. Without adequate funding the product will not progress. Obtaining financing depends on current market conditions, the willingness of the investment community to make investments into software development, the timing of key developments of the software and other similar factors. We cannot provide any assurances that we will be able to secure the funding.


Results of Operations

Net losses for the quarter ended December 31 of 2003 were $150,151, as compared to $66,190 for the same period in 2002. The net loss for 2003 translates into a loss of $0.02 per share compared to a loss of $0.01 per share for the same period in 2002. The increase in the net loss was primarily attributed to consulting fees incurred in the development of the technology which began in October 2003. In October the company also leased office space and incurred related occupancy expenses in order in connection with engaging the consultants.

Net losses for the nine months ended December 31, 2003 were $297,625 compared to $297,031 for the same period of 2002. The decrease in expenses from the termination of the company's prior mining operations has been offset by an increase in expenses due to the Company's development of its new e-mail security technology. However, $180,000 of the expenses in 2002 was in the form of non cash compensation compared to $54,841 in 2003.

Liquidity and Capital Resources

We had approximately $310,000 cash on hand at December 31, 2003 compared to no cash at December 31, 2002. We used approximately $155,000 of cash for operations during the nine months ended December 31, 2003 compared to approximately $17,000 for the same period of 2002. The increase was due to the start up of operations for the development of our e-mail security technology.

We benefited from the contribution of services by a shareholder in the amount of $90,705 in 2003. We spent $40,000 to purchase equipment from the company which is sharing offices with us. We received $505,000 from the sale of shares of our common stock in a private placement during the nine months ended December 31, 2003.

We estimate that existing sources of liquidity and the funds provided by anticipated capital activity will not satisfy our projected working capital requirements through calendar 2004. Our ability to maintain sufficient liquidity through calendar 2004 is dependent on our raising additional capital and such capital may not be available on acceptable terms, if at all. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail operations significantly or to seek funds through arrangements with strategic partners, existing investors or other parties.


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

Item 2. Changes in Securities.

The following unregistered securities have been issued since October 1st, 2003:

                                             Valued
Date            No. of Shares   Title          At          Reason

Oct. 8/03        1,500,000     Common         $0.10      Private Placement
Nov. 14/03         450,000     Common         $0.50      Private Placement
Nov. 28/03         373,333     Common         $0.75      Private Placement

The above noted shares were issued in private, isolated transactions without registration under the Securities Act. The shares were issued in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering to Consultants or to companies owned or controlled by Consultants or Officers of Komodo. Aggregate gross proceeds realized from the private sale of common stock was $505,000.


         None

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits


         Exhibit 31.1 Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


         Exhibit 32.1 Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Report on Form 8-K

                        None

         SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      KOMODO, INC.


Date: February 10, 2004               / s / Gordon Muir
                                      -----------------------------
                                      President / Director
                                      Principal Accounting Officer