Form 10KSB
period 2004-03-31
KOMODO INC
filed 2004-07-01
CIK 786129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                   FORM 10-KSB

(Mark One)
 [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2004

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

               Suite 1322
       1111 West Georgia Street
        Vancouver, BC   Canada                          V6E 4M3
 -------------------------------------                  --------
(address of principal executive office)                (zip code)


                                 (604) 689-9417
                  ---------------------------------------------
                 (Issuer's telephone number including area code)

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

As of June 21, 2004, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $8,104,392 based on approximately 5,402,928 shares held by non-affiliates at a price of $1.50.

The number of shares of common stock outstanding as of June 7, 2004 was 9,861,793.

Documents incorporated by reference: A description of "Documents Incorporated by Reference" is contained in Part III, Item 14.

                                  Komodo, Inc.
                            FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------
                                     PART I

Item 1.  Description of Business.....................................      4
Item 2.  Description of Property ....................................      8
Item 3.  Legal Proceedings...........................................      8
Item 4.  Submission of Matters to a Vote of Security Holders.........      8

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters....      8
Item 6.  Management's Discussion and Analysis or Plan of Operations..      10


Item 7.  Financial Statements                                              14
Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................      14

                                    PART III

Item 9.  Directors and Executive Officers, Promoters and Control
         Persons: Compliance with Section 16(a) of the Exchange Act..      15
Item 10. Executive Compensation......................................      15
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters..................      17
Item 12. Certain Relationships and Related Transactions..............      18
Item 13. Controls and Procedures.....................................      18
Item 14. Principal Accountant Fees and Services......................      18

                                     PART IV

Item 14(a)&(b). Exhibits, and Reports on Form 8-K....................      47
         Signatures..................................................      48
         Certifications  ............................................      49

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development
--------------------
Business Overview
-----------------------
Komodo is a development stage software company focused on developing a secure messaging and operating environment with the objective of eliminating viruses, spam, and other potential online threats. Komodo's unique technology infrastructure and web-based applications will aim to provide a totally secure, anonymous and private network, giving subscribers the protection of secure, encrypted messaging without the need for software downloads or updates. Komodo is committed to creating a truly private virtual environment and is planning to begin beta testing in the first quarter of 2005.

Market Potential
---------------------
It is becoming abundantly clear that threats to computer security and privacy are growing at alarming rates, in both frequency and variety. The current list includes `hacker' intrusions, identity theft, online fraud, `phishing' attacks, malware infections (viruses, worms and Trojan horses), spam, spyware, adware, operating-system/application vulnerabilities and more. These threats are costing consumers, companies, organizations and institutions billions of dollars every year in extra expenses, lost man-hours, computer downtime, as well as the other negative implications of lost/stolen files, information and assets.

At present, no solution, product or service has successfully eliminated any of these threats for computer users. The Internet security industry is fragmented and populated by narrowly focused companies offering ineffective solutions that lack the simplicity desired by the average users. In addition, the majority of present day technologies in anti-virus and anti-spam software rely on filtration systems designed to relentlessly scan all messages and files for characteristics associated with virus programs or spam messages. This requires perpetual updating and monitoring which needlessly consumes processing resources.

We believe there is a substantial consumer market for integrated Internet privacy solutions that is not currently being met. Spam rates are still growing and comprise over 60% of all messages sent. The vast majority of PCs are infected by spyware programs and virus outbreaks are becoming increasingly sophisticated and costly on a global level. Management is anticipating that beta-testing for the K-Series will begin in early 2005 and the integrated solutions under development could be an effective alternative to present technologies in the elimination of these online privacy and security problems. We feel that this service could potentially capture a share of the huge consumer market.

Products and Services
-------------------------
Komodo is in the process of designing and creating the `K-Series', a line of integrated computer security and privacy services. Each level of this three-part series builds upon the last: KI will offer secure messaging solutions, KII will add an impenetrable virtual operating environment and KIII, Komodo's premier service, will include hardware and support to create a fully Integrated Security Solution. Each of these services will be subscription based, with clients paying a monthly fee reflective of the level of service.

Not only will Komodo's messaging solution follow the strictest policy of security and privacy for its clients, but it also plans to include features unlike any other solution currently available in the marketplace. For instance: it is anticipated that users will be able to retrieve, delete or alter messages previously sent. In addition, they could monitor the status of their sent message - such as, if it has been opened by the receiver, as well as the time, date and length of time the receiver spent accessing the message. Another planned feature of this service is to substantially reduce the time and bandwidth costs associated with sending large attachments. By avoiding the standard file transfer technology employed by most messaging technologies, Komodo subscribers will be able to send multi-gigabyte attachments in a matter of seconds rather than hours.

The K series is designed to provide for elevated security levels according to the needs of the subscribers and the higher levels of the `K-Series' are planned to also include a virtual application environment allowing users to create, alter and store personal documents and files within Komodo's secure and private network. It is anticipated that the services offered in the higher levels of service will be customizable by users, updated automatically, and ultimately impenetrable by all outsiders.

Business Strategy
-----------------------
FOCUS ON PRODUCT DIFFERENTIATION Komodo's line of services is intended to be distinct in relation to current solutions offered by the industry. Designed as a set of premium security packages, the K-Series will target a mid-to-upper-income client base.

DEVELOP A SOLID REPUTATION OF PRODUCT RELIABILITY As a company developing security and privacy solutions, it is of utmost importance for Komodo offer the highest levels of security and privacy available. Komodo will take additional steps in advancing their business by partnering with established organizations.

BUILD A DIVERSE CLIENT BASE Komodo will position the K-Series as an alternative solution for computer security and privacy designed for use by business and retail consumers.

ESTABLISH IMAGE OF REVOLUTIONARY SECURITY Komodo will endeavor to foster a corporate culture of technological advancement and impenetrable security.

Business Development
---------------------------
Komodo has progressed during the past year. A website has been developed and launched and a computer network infrastructure is being created. At this time, Komodo is now in the programming stage, which constitutes designing and beta-testing our `K-Series' services. With adequate funding, Komodo's schedule for product release will be met.

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

EMPLOYEES/CONSULTANTS

We currently retain the services of three consultants on a full time basis. In addition, through a Canadian management company, we employ four contractor/ employees. Our contractors are not members of any union, nor have we entered into any collective bargaining agreements. We believe that our relationship with our contractors is good.

RISK FACTORS

Going concern issue

Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependant upon our ability to attain profitable operations. We do not have an established source of funds sufficient to cover operating costs and accordingly there is substantial doubt about our ability to continue as a going concern.

Our extremely limited operating history makes it difficult to evaluate our business and prospects. We commenced operations in September, 2003 and have conducted limited business operations since that time. As a result of our short operating history, we have only limited financial data and business information with which to evaluate our business strategies, past performance and an investment in our common stock.

If we lose key personnel, we may be unable to successfully operate our business We depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel or their failure to work effectively could have a material adverse effect on our business, financial condition and results of operations.

Risks relating to ownership of our common stock

The price of our common stock is extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. Our stock is presently traded on the OTC Bulletin Board, although there is no assurance that a viable market will continue. The price of our common stock in the public market is highly volatile and may fluctuate substantially because of:

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

Possible "Penny Stock" Regulation

Trading of our common stock on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Our offices are located in Vancouver, B.C., Canada where we lease a portion of a 4,500 square foot facility. We have a month-to-month sub-lease at a current monthly rent of $2,500. We do not own any real estate.

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

PRICE RANGE
                                                          LOW     HIGH
YEAR ENDED MARCH 31, 2004:

                    1st Quarter ......................  $ 0.13   $ 0.20
                    2nd Quarter ......................    0.13     0.34
                    3rd Quarter ......................    1.25     1.40
                    4th Quarter ......................    0.90     1.25

                                                        -------  ------
YEAR ENDED MARCH 31, 2003:

                    1st Quarter ......................  $ 0.275  $ 0.99
                    2nd Quarter ......................    0.21     0.80
                    3rd Quarter ......................    0.16     0.93
                    4th Quarter ......................    0.16     0.39


As of March 31, 2004 there were 986 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

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

Recent Sales of "Unregistered" Securities
-----------------------------------------
The following unregistered securities have been issued since April 1st, 2003 and are previously disclosed in our quarterly reports on Form 10-QSB's unless otherwise noted:
                                                Valued
Date           No. of Shares    Title             At             Reason
-----          -------------    ------          ------          --------
Oct. 8/03        1,500,000      Common          $0.10      Private Placement
Nov. 14/03         450,000      Common          $0.50      Private Placement
Nov. 28/03         373,333      Common          $0.75      Private Placement

The above noted shares were issued without registration under the Securities Act in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering to Consultants or to companies owned or controlled by Consultants or Officers.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS and PLAN OF OPERATION

Results of Operations

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003

     Revenues. Net revenues were $0 for the year ended March 31, 2004 compared to $0 for the year ended March 31, 2003. We do not expect to record revenues in the fiscal year ended March 31, 2005. If we are successful in developing our products and services we expect to record our first revenues in the fiscal year ended March 31, 2006.

     General and administrative expenses. General and administrative expense increased to $524,420 for the year ended March 31, 2004 from $359,610 for the year ended March 31, 2003. The increase was primarily in research and development costs and consulting fees as we began our transition into the development of our new products and services. We incurred approximately $27,000 in research and development costs in the year ended March 31, 2004 compared to $-0- in the prior year. Fees paid to outside consultants increased from approximately $253,000 to approximately $440,000. Non cash compensation included in general and administrative expenses was $252,261 and $336,000 for the years ended March 31, 2004 and 2003, respectively.

     Losses from Continuing Operations. Losses from continuing operations totaled $533,608 for the year ended March 31, 2004 as compared to losses of $362,640, for the year ended March 31, 2003. Included in the loss from continuing operations was interest expense of $2,434 compared to $3,030 for the years ended March 31, 2004 and 2003, respectively. The decrease in interest expense was the result of our payment of accounts payable and related party payables.

     Losses from Discontinued Operations. In 1999 our Board of Directors voted to discontinue the mining operations due to a lack of funding and low precious metal prices. Losses from discontinued operations totaled $10,909,730. For both of the years ended March 31, 2003 and March 31, 2004 we had no losses from discontinued mining operations.

Liquidity and Capital Resources

     During the year ended March 31, 2004 we used cash of $216,930 for our operations compared to $173 in the prior year. The increase was due to our decision to begin the development of our new products and services. $24,228 of this cash was used to prepay for certain services and $18,249 was used to pay old accounts payable. A shareholder of the company forgave $90,705 owed by us to her. Our company was basically inactive during the year ended March 31, 2003.

     We also used $81,485 of our cash to purchase computer equipment to be used in developing and operating our new products and services. We made no such purchases in the prior year.

     We raised the cash for these purposes by selling shares of our common stock in private placements. We raised $504,999 through these private placements and we paid $55,500 in commissions to the individuals who raised the funds for us.

Plan of Operations

     Going Concern Issue. Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependent upon our ability to successfully attain profitable operations or to locate financing for our continued maintenance and operations. We currently do not have an established source of funds sufficient to cover our operating costs and accordingly there is substantial doubt about our ability to continue as a going concern. We are in the process of developing new products and services which we believe will be profitable and allow us to continue as a going concern. The development of these products is expected to require approximately $4,000,000 after which we expect to need approximately $5,000,000 for infrastructure creation and market introduction. We are in the process of seeking the capital to meet these needs. There is no assurance that such funds will be available to us or that if they are available will be under terms which we can accept.

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

Recent Accounting Pronouncements

During the year ended March 31, 2004, the Company adopted the following accounting pronouncements:

SFAS No. 143 -- In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the financial statements of the Company.

SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS
145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS
64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the financial statements of the Company.

SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the financial statements of the Company.

SFAS No. 147 -- In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoption of SFAS No. 147 did not have a material effect on the financial statements of the Company.

SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

FASB Interpretation No. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

FASB Interpretation No. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

During the year ended March 31, 2004, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with

Multiple Deliverables", EITF Issue No. 01 -8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, `Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

ITEM 7.  FINANCIAL STATEMENTS


Financial statements as of and for the fiscal years ended March 31, 2004 and 2003 have all been examined to the extent indicated in their report by H J & Associates, LLC, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein under Item 14.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our executive officers and directors:

Name             Age  Position

Gordon Muir      50   Chief Executive Officer, President, Chairman of the Board,
                      Director
Penny Perfect*   50   Director
Lisa McVeigh     40   Director

*  Member of the audit committee

The Directors and Officers are elected and will serve until the next annual general meeting of the shareholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. All Officers serve at the will of the Board of Directors.

GORDON MUIR is a founding Director and has served as President since January, 2002. Mr. Muir has over twenty years experience in upper level management in a variety of industries particularly in technology development and software design and implementation fields. He currently is the Chairman of the Board and the Chief Technology Office Executive Officer and Chairman of AlphaTrade.com

PENNY PERFECT has served Director since June 27, 2003. Ms. Perfect has an established career in the financial industry. She is currently the CEO and President of AlphaTrade.com.

LISA McVEIGH has served as a Director since June 25, 2004. Ms. McVeigh has held the position of Financial Officer with British Columbia Film for over fifteen years and serves as a Director for AlphaTrade.com.


Compliance with Section 16 of the Exchange Act.

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended March 31, 2004, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2003 and 2004 by the Chief Executive Officer and President. Titles shown on the table are titles held at March 31, 2004. The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We have no long term compensation benefits other than stock options.

                           SUMMARY COMPENSATION TABLE

                        Annual Compensation                   Long Term and Other
                        -------------------                   Compensation
                                                              -----------------------
                                                              Number of
                                                              Securities All Other
Name and 2000           Fiscal                 Other Annual   Underlying Compensation
Principal Positions     Year   Salary   Bonus Compensation(3) Options    (2)
----------------------- ------ -------- ----- --------------- ---------- ------------

Gordon J. Muir          2004   $120,000 -----      -----      500,000    -----
Chief Executive Officer 2003   $120,000 -----      -----      350,000    -----


Bonuses and Deferred Compensation

None of the Directors or executive officers received a bonus or deferred compensation other than as noted above.


Other compensation:  none


Other Director Compensation

Directors receive no cash compensation for their services as directors, other than reimbursement for certain expenses in connection with attendance at board meetings.


Stock Incentive Plans

Stock Incentive Plan were adopted in 2002, 2003 and 2004 authorizing the issuance of the following shares to the Directors, Employees and Consultants of which the unexercised balances are as follows:

                  Exercise            Number         Number
                   Price            Authorized     Outstanding

2002 Plan          $0.21             1,000,000     1,000,000
2003 Plan          $0.14             1,150,000     1,150,000
2004 Plan          $0.77             1,300,000     1,300,000

All directors, employees and consultants are eligible to participate in the above noted Stock Option Plan. The options vest over a five year period. The Plan is administered by the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the stock ownership as of March 31, 2004, of: (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock; and (ii) directly or indirectly by each director, by each person who was an executive officer during the fiscal year ending March 31, 2004 and by directors and executive officers as a group:

                                     Shares
                                     Beneficially
Name of Beneficial Owner             Owned(1)(2)       Percent (2)
------------------------             -----------       -------


Gordon Muir                          6,699,133(3)      47%
Suite 1322 - 1111 W. Georgia St.
Vancouver, B.C.

Penny Perfect                        6,509,732(4)      46%
Suite 1322 - 1111 W. Georgia St.
Vancouver, B.C.

Ms. Perfect and Mr. Muir are spouses. Accordingly, each spouse's holdings may also be deemed to be beneficially owned by the other.

All executive officers and directors
as a group (two persons)(5)          13,208,865        71%

Class A Preferred

All executive officers and directors
as a group                            1,750,000        88%

(1) The above noted disclosure should not be construed as an admission that each executive officer or director is the beneficial owner of these shares of common stock and is calculated separately for each person on the basis of the actual number of outstanding shares beneficially owed as of March 31, 2004 and assumes the conversion of preferred shares held by such person (but not by anyone else).

(2) The percentages shown are calculated based upon 9,861,793 shares of common stock outstanding on March 31, 2004 plus that number of preferred shares that may be converted by a particular person or persons, but not anyone else.

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

Item 14. Principal Accountant Fees and Services

      The following is a summary of the fees billed to us by HJ & Associates, LLC for professional services rendered for the fiscal years ended March 31, 2004 and March 31, 2003:

             Fee Category          Fiscal 2004 Fees   Fiscal 2003 Fees
      -------------------------    ----------------   ----------------
      Audit Fees ..............    $14,895.81         $7,198.70
      Audit-Related Fees ......         --                 --
      Tax Fees ................         --                 --
      All Other Fees ..........         --                 --
                                   ----------         ----------
      Total Fees ..............    $14,895.81         $7,198.70

      Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by HJ & Associates in connection with statutory and regulatory filings or engagements.

      Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

      The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                                  KOMODO, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 March 31, 2004

                                 C O N T E N T S



Independent Auditors' Report.............................................22

Balance Sheet............................................................23

Statements of Operations.................................................24

Statements of Stockholders' Equity (Deficit).............................25

Statements of Cash Flows.................................................34

Notes to the Financial Statements........................................36

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
Komodo, Inc.
(A Development Stage Company)
Vancouver, B.C. Canada

We have audited the accompanying balance sheet of Komodo, Inc. (a development stage company) as of March 31, 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2004 and 2003 and from inception on November 10, 1995 through March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Komodo, Inc. (a development stage company) as of March 31, 2004 and the results of its operations and its cash flows for the years ended March 31, 2004 and 2003 and from inception on November 10, 1995 through March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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



HJ & Associates, LLC
Salt Lake City, Utah
June 17, 2004

                                  KOMODO, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS
                                     ------
                                                                    March 31,
                                                                      2004
                                                                  ------------
CURRENT ASSETS

  Cash                                                            $    150,908
  Prepaid expenses                                                      24,438
                                                                  ------------
    Total Current Assets                                               175,346
                                                                  ------------
FIXED ASSETS, NET (Note 2)                                              77,781
                                                                  ------------
    TOTAL ASSETS                                                  $    253,127
                                                                  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES

  Accounts payable and accrued liabilities                        $     18,776
  Accounts payable - related parties (Note 6)                           26,426
  Stock subscription payable                                            10,000
  Liabilities of discontinued operations (Note 4)                      205,676
                                                                  ------------
    Total Current Liabilities                                          260,878
                                                                  ------------
       Total Liabilities                                               260,878
                                                                  ------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock: 10,000,000 shares authorized
   of $0.001 par value, 2,000,000 shares issued
   and outstanding                                                       2,000
  Common stock: 100,000,000 shares authorized of
   $0.001 par value, 9,861,793 shares issued and
   outstanding                                                           9,862
  Additional paid-in capital                                        13,527,785
  Stock subscriptions receivable                                      (150,000)
  Deficit accumulated during the development stage                 (13,397,398)
                                                                  ------------
    Total Stockholders' Equity (Deficit)                                (7,751)
                                                                  ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $    253,127
                                                                  ============






   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                                                     From
                                                                  Inception on
                                                                  November 10,
                                          For the Years Ended     1995 Through
                                                March 31,           March 31,
                                        -------------------------
                                            2004         2003          2004
                                        ------------ ------------ -------------
REVENUES                                $         -  $         -  $          -
                                        -----------  -----------  ------------
EXPENSES

   Impairment of asset                           50            -            50
   Depreciation and amortization              3,704            -       174,242
   General and administrative               527,420      359,610     2,307,912
                                        -----------  -----------  ------------
     Total Expenses                         531,174      359,610     2,482,204
                                        -----------  -----------  ------------
LOSS FROM OPERATIONS                       (531,174)    (359,610)   (2,482,204)
                                        -----------  -----------  ------------
OTHER (EXPENSE)

   Interest expense                          (2,434)      (3,030)       (5,464)
                                        -----------  -----------  ------------
     Total Other (Expense)                   (2,434)      (3,030)       (5,464)
                                        -----------  -----------  ------------
LOSS BEFORE DISCONTINUED
 OPERATIONS                                (533,608)    (362,640)   (2,487,668)
                                        -----------  -----------  ------------
LOSS FROM DISCONTINUED
 OPERATIONS (Note 4)                              -            -   (10,909,730)
                                        -----------  -----------  ------------
NET LOSS                                $  (533,608) $  (362,640) $(13,397,398)
                                        ===========  ===========  ============
BASIC LOSS PER SHARE OF
 COMMON STOCK                           $     (0.06) $     (0.05)
                                        ===========  ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                8,523,141    7,339,513
                                        ===========  ===========













   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                       Deficit
                        Preferred                                                                    Accumulated
                          Stock     Common Stock  Additional                 Stock                      Other
                      ------------- -------------  Paid-In   Subscription   Deferred   Comprehensive Development
                      Shares Amount Shares Amount  Capital    Receivable  Compensation  Income(Loss)    Stage
                      ------ ------ ------ ------ ---------- ------------ ------------ ------------- -----------
Balance at
November 10, 1995
 (Inception)               - $    -      - $    - $        - $         -  $         -  $          -   $        -

Common stock
 issued for cash
 at approximately
 $0.00 per share           -      -      -      -          -           -            -               -           -

Currency translation
 adjustment                -      -      -      -          -           -            -          (1,230)          -

Net loss for the year
 ended March 31, 1996      -      -      -      -          -           -            -               -     (157,549)
                      ------ ------ ------ ------ ---------- -----------  -----------  -------------- ------------
Balance,
 March 31, 1996            -      -      -      -          -           -            -          (1,230)    (157,549)

Common stock issued
 for cash at
 approximately $28.32
 per share                 -      - 38,467     39  1,089,448           -            -               -            -

Common stock issued
 for services  at
 approximately $57.08
 per share                 -      -  1,534      2     87,554           -            -               -            -

Currency translation
 adjustment                -      -      -      -          -           -            -           8,542            -

Net loss for the year
 ended March 31, 1997      -      -      -      -          -           -            -               -   (1,388,389)
                      ------ ------ ------ ------ ---------- -----------  -----------  -------------- ------------
Balance,
 March 31, 1997            - $    - 40,001 $   41 $1,177,002 $         -  $         -  $        7,312 $ (1,545,938)
                      ------ ------ ------ ------ ---------- -----------  -----------  -------------- ------------





   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                              Deficit
                            Preferred                                                                       Accumulated
                              Stock       Common Stock   Additional    Stock                      Other     During the
                       ------------------ --------------  Paid-In   Subscription   Deferred   Comprehensive Development
                         Shares   Amount  Shares  Amount  Capital    Receivable  Compensation  Income(Loss)    Stage
                       --------- -------- ------- ------ ---------- ------------ ------------ ------------- -----------
Balance,
 March 31, 1997                - $      -  40,001 $   41 $1,177,002 $         -  $         -  $      7,312  $(1,545,938)

Recapitalization
 (Note 1)                      -        - 164,120    164    393,898           -            -             -            -

Common stock issued
 for cash at
 approximately $34.65
 per share                     -        -  81,435     82  2,822,045    (100,000)           -             -            -

Common stock issued
 for services  at
 approximately $26.28
 per share                     -        -  44,887     45  1,179,581    (154,281)           -             -            -

Issuance of warrants           -        -       -      -     17,220           -            -             -            -

Common stock issued
 for debt at
 approximately $19.51
 per share                     -        -  51,040     51    995,668           -            -             -            -

Common stock issued for
 mineral  properties at
 $74.99 per share              -        -   7,334      7    549,993           -            -             -            -

Preferred stock issued
 for services at $0.18
 per share             2,000,000  200,000       -      -    160,000           -            -             -            -

Currency translation
 adjustment                    -        -       -      -          -           -            -       260,719            -

Net loss for the year
 ended March 31, 1998          -        -       -      -          -           -            -             -   (3,332,577)
                       --------- -------- ------- ------ ---------- -----------  -----------  ------------  -----------
Balance,
 March 31, 1998        2,000,000 $200,000 388,817 $  390 $7,295,407 $  (254,281) $         -  $    268,031  $(4,878,515)
                       --------- -------- ------- ------ ---------- -----------  -----------  ------------  -----------




   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                              Deficit
                            Preferred                                                                       Accumulated
                              Stock       Common Stock   Additional    Stock                      Other     During the
                       ------------------ --------------  Paid-In   Subscription   Deferred   Comprehensive Development
                         Shares   Amount  Shares  Amount  Capital    Receivable  Compensation  Income(Loss)    Stage
                       --------- -------- ------- ------ ---------- ------------ ------------ ------------- -----------
Balance,
 March 31, 1998        2,000,000 $200,000 388,817 $  390 $ 7,295,407 $ (254,281)  $         -  $    268,031  $ (4,878,515)

Common stock issued
 for cash at
 approximately $10.72
 per share                     -        - 114,178    114   1,224,166          -             -             -              -

Common stock issued
 for services at
 approximately $10.97
 per share                     -        - 136,363    137   1,495,085          -             -             -              -

Receipt of subscription
 receivable                    -        -       -      -           -    254,281             -             -              -

Common stock issued for
 debt at approximately
 $15.00 per share              -        -   1,600      2      23,998          -             -             -              -

Currency translation
 adjustment                    -        -       -      -           -          -             -      (268,031)             -

Net loss for the year
 ended March 31, 1999          -        -       -      -           -          -             -             -     (6,031,215)
                       --------- -------- ------- ------ ----------- ----------   -----------  ------------  -------------
Balance,
 March 31, 1999        2,000,000 $200,000 640,958 $  643 $10,038,656 $        -   $         -  $          -  $ (10,909,730)
                       --------- -------- ------- ------ ----------- ----------   -----------  ------------  -------------















   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                               Deficit
                            Preferred                                                                        Accumulated
                              Stock       Common Stock   Additional    Stock                      Other      During the
                       ------------------ --------------  Paid-In    Subscription   Deferred   Comprehensive Development
                         Shares   Amount  Shares  Amount  Capital    Receivable   Compensation  Income(Loss)    Stage
                       --------- -------- ------- ------ ----------  ------------ ------------ ------------- -----------
Balance,
 March 31, 1999        2,000,000 $200,000 640,958 $  643 $10,038,656 $        -   $          - $          -  $(10,909,730)

Common stock issued
 for debt at $5.31
 per share                     -        -  98,160     98     520,848          -              -            -             -

Common stock issued
 for cash at $3.75
 per share                     -        -  13,334     13      49,987          -              -            -             -

Common stock issued
 for services at
 approximately $3.48
 per share                     -        - 158,972    159     553,732          -              -            -             -

Common stock issued
 for license at
 $3.75 per share               -        -  33,334     33     124,967          -              -            -             -

Cancellation of
 common stock                  -        -    (334)    (1)     (3,749)         -              -            -             -

Change in par value
 of preferred stock            - (198,000)      -      -     198,000          -              -            -             -

Net loss for the
 year ended
 March 31, 2000                -        -       -      -           -          -              -            -      (796,123)
                       --------- -------- ------- ------ ----------- ----------   ------------ ------------  ------------
Balance,
March 31, 2000         2,000,000 $  2,000 944,424 $  945 $11,482,441 $        -   $          - $          -  $(11,705,853)
                       --------- -------- ------- ------ ----------- ----------   ------------ ------------  ------------











   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                 Deficit
                            Preferred                                                                          Accumulated
                              Stock        Common Stock    Additional     Stock                      Other     During the
                       ------------------ ----------------  Paid-In    Subscription   Deferred   Comprehensive Development
                         Shares   Amount   Shares   Amount  Capital     Receivable  Compensation  Income(Loss)    Stage
                       --------- -------- --------- ------ ----------- ------------ ------------ ------------- -----------
Balance,
 March 31, 2000        2,000,000 $  2,000   944,424 $  945 $11,482,441 $        -   $         -  $          -  $(11,705,853)

Stock issued for
 services at $0.60
 per share                     -        -    13,334     13       7,987          -             -             -             -

Stock issued for
 cash at $0.04
 per share                     -        -   649,233    649      23,697    (24,346)            -             -             -

Additional expense
 through extension
 and revaluation
 of warrants                   -        -         -      -      51,761          -             -             -             -

Net loss for the
 year ended
 March 31, 2001                -        -         -      -           -          -             -             -       (75,091)
                       --------- -------- --------- ------ ----------- ----------   -----------  ------------  ------------
Balance,
 March 31, 2001        2,000,000 $  2,000 1,606,991 $1,607 $11,565,886 $  (24,346)  $         -  $          -  $(11,780,944)
                       --------- -------- --------- ------ ----------- ----------   -----------  ------------  ------------




















   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                 Deficit
                            Preferred                                                                          Accumulated
                              Stock        Common Stock    Additional     Stock        Other                   During the
                       ------------------ ----------------  Paid-In    Subscription   Deferred   Comprehensive Development
                         Shares   Amount   Shares   Amount  Capital     Receivable  Compensation  Income(Loss)    Stage
                       --------- -------- --------- ------ ----------- ------------ ------------ ------------- -----------
Balance,
 March 31, 2001        2,000,000 $  2,000 1,606,991 $1,607 $11,565,886 $   (24,346) $         -  $         -   $(11,780,944)

August 15, 2001 to
 January 23, 2002,
 stock issued for
 cash at $0.04 to
 $0.25 per share               -        - 1,206,668  1,207     236,543    (237,750)           -            -              -

May 4, 2001 to
 February 20, 2002,
 cash received on
 stock subscription            -        -         -      -           -      11,510            -            -              -

September 30, 2001,
 stock subscription
 receivable satisfied
 by reduction of
 accounts
 payable-related               -        -         -      -           -       3,575            -            -              -

March 31, 2002,
 write-off subscription
 receivable                    -        -         -      -           -         250            -            -              -

August 15, 2001 to
 October 15, 2001, stock
 issued for services at
 $0.02 to $0.25 per share      -        - 2,271,671  2,272     150,978           -            -            -              -

October 15, 2001,
 stock issued for deferred
 compensation at $0.25
 per share                     -        - 1,359,000  1,359     338,391           -     (339,750)           -              -
                       --------- -------- --------- ------ ----------- -----------  -----------  -----------   ------------
Balance forward        2,000,000 $  2,000 6,444,330 $6,445 $12,291,798 $  (246,761) $  (339,750) $         -   $(11,780,944)
                       --------- -------- --------- ------ ----------- -----------  ------------ -----------   ------------







   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                 Deficit
                            Preferred                                                                          Accumulated
                              Stock        Common Stock    Additional     Stock        Other                   During the
                       ------------------ ----------------  Paid-In    Subscription   Deferred   Comprehensive Development
                         Shares   Amount   Shares   Amount  Capital     Receivable  Compensation  Income(Loss)    Stage
                       --------- -------- --------- ------ ----------- ------------ ------------ ------------- -----------
Balance forward        2,000,000 $  2,000 6,444,330 $6,445 $12,291,798 $  (246,761) $  (339,750) $         -   $(11,780,944)

April 1, 2001 to
 May 31, 2002,
 services rendered
 for deferred
 compensation                  -        -         -      -           -           -      110,000            -              -

September 27, 2001,
 stock issued for
 payment of accounts
 payable                       -        -   469,333    469       8,331           -            -            -              -

October 28, 2001, stock
 issued for purchase of
 technology                    -        -   200,000    200        (150)          -            -            -              -

October 15, 2001,
 additional expense
 through issuance of
 warrants                      -        -         -      -     428,600           -            -            -              -

Fractional shares issued       -        -     7,937      8          (8)          -            -            -              -

Net loss for the year
 ended
 March 31, 2002                -        -         -      -           -           -            -            -       (720,206)
                       --------- -------- --------- ------ ----------- -----------  -----------  -----------   ------------
Balance,
 March 31, 2002        2,000,000    2,000 7,121,600  7,122  12,728,571    (246,761)    (229,750)           -    (12,501,150)

May 13, 2002, stock
 issued for services
 at $0.60 per share            -        -    20,000     20      11,980           -            -            -              -

September 27, 2002,
 stock issued for
 services at $0.21
 per share                     -        -   400,000    400      83,600           -            -            -              -
                       --------- -------- --------- ------ ----------- -----------  -----------  -----------   ------------
Balance Forward        2,000,000 $  2,000 7,541,600 $7,542 $12,824,151 $  (246,761) $  (229,750) $         -   $(12,501,150)
                       --------- -------- --------- ------ ----------- -----------  -----------  -----------   ------------


   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                 Deficit
                            Preferred                                                                          Accumulated
                              Stock        Common Stock    Additional     Stock        Other                   During the
                       ------------------ ----------------  Paid-In    Subscription   Deferred   Comprehensive Development
                         Shares   Amount   Shares   Amount  Capital     Receivable  Compensation  Income(Loss)    Stage
                       --------- -------- --------- ------ ----------- ------------ ------------ ------------- ------------
Balance Forward        2,000,000 $  2,000 7,541,600 $7,542 $12,824,151 $  (246,761) $  (229,750) $         -   $(12,501,150)

April 1, 2002 to
 December 31, 2002,
 services rendered for
 deferred compensation         -        -         -      -           -           -      229,750            -              -

Fractional share correction    -        -    (3,140)    (3)          3           -            -            -              -

Reduction in stock
 subscription receivable
 for services performed
 by related parties            -        -         -      -           -      10,250            -            -              -

Net loss for the year
 ended March 31, 2003          -        -         -      -           -           -            -            -       (362,640)
                       --------- -------- --------- ------ ----------- -----------  -----------  -----------   ------------
Balance,
 March 31, 2003        2,000,000    2,000 7,538,460  7,539  12,824,154    (236,511)           -            -    (12,863,790)

September 30, 2003,
 additional expense
 through issuance
 of options                    -        -         -      -      15,750           -            -            -              -

October 15, 2003, issuance
 of common stock for stock
 subscription receivable
 at $0.01 per share            -        - 1,500,000  1,500     148,500    (150,000)           -            -              -

November 14, 2003, common
 stock issued for cash at
$0.50 per share                -        -   450,000    450     224,550           -            -            -              -

November 28, 2003, common
 stock issued for cash
 at $0.75 per share            -        -   373,333    373     279,626           -            -            -              -

Debt forgiven by a
  shareholder                  -        -         -      -      90,705           -            -            -              -
                       --------- -------- --------- ------ ----------- -----------  -----------  -----------   ------------
Balance Forward        2,000,000 $  2,000 9,861,793 $9,862 $13,583,285 $  (386,511) $         -  $         -   $(12,863,790)
                       --------- -------- --------- ------ ----------- -----------  -----------  -----------   ------------

   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                 Deficit
                            Preferred                                                                          Accumulated
                              Stock        Common Stock    Additional     Stock        Other                   During the
                       ------------------ ----------------  Paid-In    Subscription   Deferred   Comprehensive Development
                         Shares   Amount   Shares   Amount  Capital     Receivable  Compensation  Income(Loss)    Stage
                       --------- -------- --------- ------ ----------- ------------ ------------ ------------- ------------
Balance Forward        2,000,000 $  2,000 9,861,793 $9,862 $13,583,285 $  (386,511) $         -  $          -  $(12,863,790)

Services rendered
 as payment on stock
 subscription
 receivable                    -        -         -      -           -      49,011            -             -             -

Write off of stock
 subscription
  receivable                   -        -         -      -           -     187,500            -             -             -

Stock offering costs           -        -         -      -     (55,500)          -            -             -             -

Net loss for the year
 ended March 31, 2004          -        -         -      -           -           -            -             -      (533,608)
                       --------- -------- --------- ------ ----------- -----------  -----------  ------------  ------------
Balance,
 March 31, 2004        2,000,000 $  2,000 9,861,793 $9,862 $13,527,785 $  (150,000) $         -  $          -  $(13,397,398)
                       ========= ======== ========= ====== =========== ===========  ===========  ============  ============
























   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                     From
                                                                                 Inception on
                                                           For the Years Ended   November 10,
                                                                March 31,        1995 Through
                                                     ---------------------------   March 31,
                                                          2004          2003         2004
                                                     ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                            $   (533,608) $   (362,640) $(13,397,398)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
   Depreciation and amortization expense                    3,704             -       197,725
   Stock issued for services                                    -        96,000     3,775,523
   Stock issued for payment of accounts payable                 -             -         8,800
   Bad debt expense                                             -             -       224,941
   Write-off mineral property                                   -             -     3,914,434
   Write-off stock subscription receivable                      -             -           250
   Services rendered for deferred compensation                  -       229,750       339,750
   Services performed to reduce stock subscription
    receivable                                            236,511        10,250       246,761
   Warrants and options granted below market value         15,750             -       513,331
   Currency translation adjustment                              -             -      (168,626)
   Impairment of asset                                         50             -            50
   Forgiveness of debt by shareholder                      90,705             -        90,705

 Changes in operating assets and liabilities:
   (Increase) in accounts receivable                            -             -      (213,312)
   (Increase) decrease in deposits and
     prepaid expenses                                     (24,228)           80      (109,803)
   Increase (decrease) in accounts payable
     and accounts payable -related parties                (18,249)       22,178       170,522
   Increase in stock subscription payable                  10,000             -        10,000
   Increase in accrued liabilities                          2,435         4,209         8,528
   Increase in reserve for discontinued operations              -             -       258,161
                                                     ------------  ------------  ------------
     Net Cash Used by Operating Activities               (216,930)         (173)   (4,129,658)
                                                     ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                 (81,485)            -      (230,499)
 Purchase of mineral property and deferred
  exploration costs                                             -             -    (2,762,539)
                                                     ------------  ------------  ------------
     Net Cash Used by Investing Activities                (81,485)            -    (2,993,038)
                                                     ------------  ------------  ------------





   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

                                                                                     From
                                                                                 Inception on
                                                           For the Years Ended   November 10,
                                                                March 31,        1995 Through
                                                     ---------------------------   March 31,
                                                          2004          2003         2004
                                                     ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock offering costs                                     (55,500)            -       (55,500)
 Cash received on stock subscription                            -             -        11,510
 Change in cash overdraft                                    (176)          173             -
 Proceeds from common stock                               504,999             -     5,845,174
 Proceeds on notes payable                                      -             -     1,472,420
                                                     ------------  ------------  ------------
     Net Cash Provided by Financing Activities            449,323           173     7,273,604
                                                     ------------  ------------  ------------
NET INCREASE IN CASH                                      150,908             -       150,908

CASH AT BEGINNING OF PERIOD                                     -             -             -
                                                     ------------  ------------  ------------
CASH AT END OF PERIOD                                $    150,908  $          -  $    150,908
                                                     ============  ============  ============
CASH PAID FOR:

 Interest                                            $          -  $          -  $        114
 Income taxes                                        $          -  $          -  $          -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for acquisition                 $          -  $          -  $    394,062
 Common stock issued for debt conversion             $          -  $          -  $  1,210,719
 Common stock issued for mineral properties          $          -  $          -  $    550,000
 Common stock issued for services                               -  $     96,000  $  3,775,523
 Common stock issued for license                     $          -  $          -  $    125,000
 Common stock issued for subscription                     150,000  $          -  $    387,750
 Common stock issued for payment of
  accounts payable                                   $          -  $          -  $      8,800
 Services performed by related parties for the
   reduction in stock subscription receivable        $    236,511  $     10,250  $    246,761










   The accompanying notes are an integral part of these financial statements.

                                 KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2004 and 2003

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

         On March 1, 1997, the Company completed a reverse stock split of 1-for-10 shares. On March 22, 1997, the shareholders of the Company authorized a reverse stock split of 1- for - 20 shares. On June 11, 1999, the shareholders of the Company authorized a reverse stock split of 1 - for - 10 shares. On September 27, 2001, the shareholders of the Company authorized a reverse stock split of 1 - for - 30 shares. On April 25, 2002, the shareholders of the Company authorized a forward stock split of 4 - for - 1 shares. All references to common stock have been retroactively restated.

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

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2004 and 2003

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         a.  Accounting Method

         The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 year-end.

         b. Basic Loss Per Share
                                                  For the Year Ended
                                                    March 31, 2004
                                        --------------------------------------
                                            Loss         Shares     Per Share
                                        (Numerator)  (Denominator)    Amount
                                        ------------ ------------- -----------
                                        $  (533,608)    8,523,141  $    (0.06)
                                        ===========  ============  ==========

                                                  For the Year Ended
                                                    March 31, 2003
                                        --------------------------------------
                                           Loss          Shares     Per Share
                                        (Numerator)  (Denominator)   Amount
                                        ------------ ------------- -----------
                                        $  (362,640)    7,339,513  $    (0.05)
                                        ===========  ============  ==========

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

         Net deferred tax assets consist of the following components as of March 31, 2004 and 2003:

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

                             March 31, 2004 and 2003

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         c. Provision for Taxes (Continued)

                                                     2004            2003
                                                -------------- ---------------
              Deferred tax assets
                  NOL Carryover                 $    1,730,700 $     1,695,230

              Deferred tax liabilities:
                  Depreciation                         (16,020)              -

              Valuation allowance                   (1,714,680)     (1,695,230)
                                                -------------- ---------------
              Net deferred tax asset            $            - $             -
                                                ============== ===============

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended March 31, 2004 and 2003 due to the following:

                                                    2004           2003
                                                ------------   -------------
         Book loss                              $   (208,107)  $    (141,430)
         Related Party                                     -           7,400
         Beneficial services                          73,125
         Depreciation                                   (678)         (2,860)
         Stock for services/options expense            6,140          37,440
         Valuation allowance                         129,520          99,450
                                                ------------   -------------
                                                $          -   $           -
                                                ============   =============

         At March 31, 2004, the Company had net operating loss carryforwards of approximately $4,400,000 that may be offset against future taxable income from the year 2004 through 2023. No tax benefit has been reported in the March 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

                                 KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2004 and 2003

  NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         d. Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         h. Newly Issued Accounting Pronouncements

         During the year ended March 31, 2004, the Company adopted the following accounting pronouncements:

         SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

                                 KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2004 and 2003

  NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

         FASB Interpretation No. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

         FASB Interpretation No. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after

         June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

         During the year ended March 31, 2004, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 -8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2004 and 2003

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         h. Newly Issued Accounting Pronouncements (Continued)

         "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, `Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

         i. Fixed Assets

         Fixed assets are recorded as cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over their useful lives, primarily 5 years. Property and equipment consisted of the following:

                                                                March 31,
                                                                  2004
                                                           ------------------
                 Office equipment                          $          81,485
                Accumulated depreciation                              (3,704)
                                                           -----------------
                                                           $          77,781
                                                           =================

         Depreciation expense from continuing operations for the years ended March 31, 2004 and 2003 was $3,704 and $-0-, respectively.

         j. Concentration of Risk

         Cash
         ----
         The Company maintained a cash balance in excess of insured limits.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2004 and 2003

NOTE 3 - GOING CONCERN

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

                                                                  From
                                                              Inception on
                                                              November 10,
                                                              1995 Through
                                                                March 31,
                                                                  1999
                                                              -------------
              REVENUES                                        $           -
                                                              -------------
              EXPENSES

                 General and administrative                       6,923,450
                 Depreciation                                        23,483
                                                              -------------
                 Total Expenses                                   6,946,933
                                                              -------------
              LOSS FROM OPERATIONS                               (6,946,933)
                                                              -------------

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2004 and 2003

NOTE 4 - LOSS FROM DISCONTINUED OPERATIONS (Continued)

              OTHER INCOME (EXPENSE)

                 Currency translation income                        168,626
                 Write-off of mineral property                   (3,914,434)
                 Bad debt expense                                  (224,941)
                 Interest income                                      7,952
                                                              -------------
                 Total Other Income (Expense)                    (3,962,797)
                                                              -------------
              NET LOSS                                        $ (10,909,730)
                                                              =============

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

         On February 12, 2004, the Company established the 2004 stock option plan (the plan) to promote the interests of the Company. The Board of Directors of the Company has sole and complete authority to determine the employees and/or consultants to who options shall be granted, the number of each grant and any additional conditions and limitations. The total number of shares of common stock subject to outstanding options shall be 1,000,000 shares. The exercise price shall not be less than the fair market value of the underlying shares.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2004 and 2003

NOTE 5 - OPTIONS AND WARRANTS (Continued)

         A summary of the status of the Company's outstanding stock options and warrants as of March 31, 2004 and 2003 and changes during the years ended March 31, 2004 and 2003 is presented below:

                                           2004                 2003
                                    -------------------  -------------------
                                               Weighted             Weighted
                                               Average              Average
                                               Exercise             Exercise
                                     Shares     Price      Shares    Price
                                    ---------  --------  ---------  --------
         Outstanding, beginning of
               year                 1,000,000  $   0.21          -  $      -
         Granted                    2,150,000      0.43  1,000,000      0.21
         Expired/Cancelled                  -         -          -         -
         Exercised                          -         -          -         -
                                    ---------  --------  ---------  --------
         Outstanding end of year    3,150,000  $   0.36  1,000,000  $   0.21
                                    =========  ========  =========  ========
         Exercisable                1,537,500  $   0.29  1,000,000  $   0.21
                                    =========  ========  =========  ========

                                   Outstanding               Exercisable
                      -------------------------------- ----------------------
                                   Weighted
                         Number    Average    Weighted    Number     Weighted
           Range of   Outstanding  Remaining  Average  Exercisable   Average
           Exercise    at March   Contractual Exercise at March 31,  Exercise
            Prices     31, 2004       Life     Price       2004       Price
         ------------ ----------- ----------- -------- ------------- --------
         $       0.14   1,150,000        9.33 $   0.14       287,500 $   0.14
                 0.21   1,000,000        8.50     0.21     1,000,000     0.21
                 0.77   1,000,000        9.88     0.77       250,000     0.77
         ------------ ----------- ----------- -------- ------------- --------
         $0.14 - 0.77   3,150,000        9.24 $   0.36     1,537,500 $   0.29
         ============ =========== =========== ======== ============= ========

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2004 and 2003

NOTE 5 - OPTIONS AND WARRANTS (Continued)

         The Company has the following outstanding warrants:

                                           2004              2003
                                    ------------------ ------------------
                                              Weighted           Weighted
                                              Average            Average
                                              Exercise           Exercise
                                      Shares   Price    Shares    Price
                                    --------- -------- --------- --------
         Outstanding, beginning of
                year                1,600,000 $   0.30 1,600,000 $   0.30
         Granted                    2,000,000     0.12         -        -
         Expired/Cancelled           (100,000)    1.00         -        -
         Exercised                          -        -         -        -
                                    --------- -------- --------- --------
         Outstanding end of year    3,500,000 $   0.18 1,600,000 $   0.30
                                    ========= ======== ========= ========
         Exercisable                3,500,000 $   0.18 1,600,000 $   0.30
                                    ========= ======== ========= ========

                                   Outstanding               Exercisable
                      -------------------------------- ----------------------
                                   Weighted
                         Number    Average    Weighted    Number     Weighted
           Range of   Outstanding  Remaining  Average  Exercisable   Average
           Exercise    at March   Contractual Exercise at March 31,  Exercise
            Prices     31, 2004       Life     Price       2004       Price
         ------------ ----------- ----------- -------- ------------- --------
         $       0.12   2,000,000        9.66 $   0.12     2,000,000 $   0.12
                 0.25   1,500,000        7.54     0.25     1,500,000     0.25
         ------------ ----------- ----------- -------- ------------- --------
         $0.12 - 0.25   3,500,000        8.75 $   0.18     3,500,000 $   0.18
         ============ =========== =========== ======== ============= ========

         The warrants were repriced on March 19, 2001. The exercise price was less than the trading price of the stock. Accordingly, a compensation expense $51,761 was recorded as per the Black Scholes calculation.

NOTE 6 - RELATED PARTIES TRANSACTIONS

         At March 31, 2004, the Company owed Micro America, Inc. and Jupiter Consultants, Ltd. (companies related by management) $26,426 for amounts paid on behalf of the Company.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2004 and 2003

NOTE 7 - E-VIRUS TECHNOLOGY

         On October 28, 2001, the Company issued 200,000 shares of common stock for an E-Virus Technology, which is dedicated to destroying email viruses before they get to the user's computer. This technology is yet to be proven and is in the rudimentary stages of development. As such, it may not prove to be commercially viable. No patents or trademarks are pending on this technology. Accordingly, the technology is valued at $50 (50,000 shares at $0.001 per share before the 4-for-1 forward stock split). As of March 31, 2004, the Company abandoned all efforts to develop this technology. The Company impaired this asset and recorded an impairment expense of $50.

NOTE 8 - COMMON STOCK

         On October 8, 2003, the Company authorized the issuance of 1,500,000 shares of common stock at $0.10 per share. All 1,500,000 shares have been issued for stock subscriptions receivable of $150,000.

         On November 14, 2003, the Company issued 450,000 shares of common stock at $0.50 per share for cash of $225,000.

         On November 28, 2003, the Company issued 373,333 shares of common stock at $0.75 per share for cash of $279,999.

NOTE 9 - SUBSEQUENT EVENTS

         On April 1, 2004, the Company increased the wages paid to the Company's two officers and directors from a combined monthly salary of $15,000 to $27,500 per month.

         As of June 16, 2004, the Company had collected $137,000 as pre-payments on 137,000 shares of common stock at $1.00 per share.

ITEM 14(a)&(b). EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                REPORTS ON FORM 8-K

             The following exhibits are included herein, except for the exhibits marked with a footnote, which are incorporated herein by reference and can be found in the appropriate document referenced.

    (a)      Exhibits

    Exhibit No.   Exhibit Name
    -----------   ------------
      3.1(1)      Initial Articles of Incorporation dated September 20, 1984
      3.2(1)      By-laws
      3.3(1)      Certificate of Amendment changing the name of the company to
                  "Thermacor Technology Inc." (10/15/85)
      3.4(1)      Certificate of Amendment authorizing the number of shares to vote on an Amendment to the Articles of Incorporation as 891,000 (12/6/85)
      3.5(1)      Certificate  of Amendment  changing the name of the company to
                  Applied Technology, Inc, effecting a one for fifty reverse split, and thereafter increasing the authorized capital to 15,000,000 shares of common stock (05/16/94)
      3.6(1)      Certificate of Amendment changing the name of the company to
                  Golden Panther Resources, Ltd., and increasing the authorized capital to 50,000,000 shares of common stock (03/17/97)
      3.7(1)      Certificate of Amendment increasing the authorized capital to
                  100,000,000 shares of common stock, par value $0.001;
                  10,000,000 shares of preferred stock, par value $0.10
                  (11/19/97)
      3.8(1)      Certificate of Amendment changing the name of the company to
                  "Panther Resources Ltd." (03/10/98)
      3.9(1)      Certificate  of Amendment  changing the name of the company to
                  Applied Technology, Inc, effecting a one for ten reverse split, the authorized capital and preferred stock were not subject to the reverse split (06/15/99)
      3.10(1)     Certificate of Amendment changing the name of the company to
                  "PhantomFilm.com" (06/15/99)
      3.11(1)     Certificate of Amendment changing the name of the company to
                  "Komodo, Inc." (10/02/01)
      31.1        Certification of C.E.O. and Principal Accounting Officer
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      32.1        Certification of C.E.O. and Principal Accounting Officer
                  Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    -----------------------





    (b)      Reports on Form 8-K

             None

SIGNATURES

In accordance with the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  KOMODO, INC.


Dated:  June 29, 2004                         By: /s/Gordon Muir
                                                  ------------------
                                                  Gordon Muir
                                                  President

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.


   Signature                   Title                        Date



/s/ Gordon Muir              Director                   June 29, 2004
------------------
Gordon J. Muir

/s/ Penny Perfect            Director                   June 29, 2004
-------------------
Penny Perfect

/s/ Lisa McVeigh             Director                   June 29, 2004
-------------------
Penny Perfect