Form 10QSB
period 2004-06-30
KOMODO INC
filed 2004-08-11
CIK 786129

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

                  For quarterly period ended: June 30, 2004; or

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

State the number of shares outstanding of the issuer's common equity: $0.001 par value, as of June 30, 2004, was 10,043,793.

              Transitional Small Business Disclosure Format.    Yes       No  X
                                                                    ---      ---

                             Report on Form 10-QSB

                     For the Quarter Ended June 30, 2004

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

                        June 30, 2004 and March 31, 2004

                                  KOMODO, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                     ASSETS

                                                       June 30,       March 31,
                                                           2004            2004
                                                   ------------    ------------
CURRENT ASSETS                                      (Unaudited)

   Cash                                            $     89,324    $    150,908
   Prepaid expenses                                      50,369          24,438
                                                   ------------    ------------
     Total Current Assets                               139,693         175,346
                                                   ------------    ------------
FIXED ASSETS, NET                                        73,707          77,781
                                                   ------------    ------------
     TOTAL ASSETS                                  $    213,400    $    253,127
                                                   ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable and accrued liabilities        $     19,570    $     18,776
   Accounts payable - related parties                    65,224          26,426
   Stock subscription payable                              --            10,000
   Liabilities of discontinued operations               205,676         205,676
                                                   ------------    ------------
     Total Current Liabilities                          290,470         260,878
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 10,000,000 shares authorized
    of $0.001 par value, 2,000,000 shares
    issued and outstanding                                2,000           2,000
   Common stock: 100,000,000 shares authorized of
    $0.001 par value, 10,043,793 and 9,861,793
    share issued and outstanding, respectively           10,044           9,862
   Additional paid-in capital                        13,704,703      13,527,785
   Stock subscriptions receivable                      (150,000)       (150,000)
   Deficit accumulated during the development stage (13,643,817)    (13,397,398)
                                                   ------------    ------------

     Total Stockholders' Equity (Deficit)               (77,070)         (7,751)
                                                   ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                    $    213,400    $    253,127
                                                   ============    ============

    The accompanying notes are an integral part of the financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)
                                                                        From
                                                                   Inception on
                                    For the Three Months Ended     November 10,
                                              June 30,             1995 Through
                                   ----------------------------       June 30,
                                        2004            2003            2004
                                   ------------    ------------    ------------

REVENUES                           $       --      $       --      $       --
                                   ------------    ------------    ------------

EXPENSES

   Impairment of asset                     --              --                50
   Depreciation and amortization          4,074            --           178,316
   General and administrative           242,345          65,470       2,550,257
                                   ------------    ------------    ------------

     Total Expenses                     246,419          65,470       2,728,623
                                   ------------    ------------    ------------

LOSS FROM OPERATIONS                   (246,419)        (65,470)     (2,728,623)
                                   ------------    ------------    ------------

OTHER (EXPENSES)

   Interest expense                        --              (876)         (5,464)
                                   ------------    ------------    ------------

     Total Other (Expense)                 --              (876)         (5,464)
                                   ------------    ------------    ------------

LOSS BEFORE DISCONTINUED
 OPERATIONS                            (246,419)        (66,346)     (2,734,087)
                                   ------------    ------------    ------------

LOSS FROM DISCONTINUED
 OPERATIONS NET OF ZERO TAX
 EFFECT                                    --              --       (10,909,730)
                                   ------------    ------------    ------------
NET LOSS                           $   (246,419)   $    (66,346)   $(13,643,817)
                                   ============    ============    ============
BASIC LOSS PER SHARE OF
 COMMON STOCK                      $      (0.02)   $      (0.01)
                                   ============    ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                   9,877,893       7,538,460
                                   ============    ============

    The accompanying notes are an integral part of the financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                        From
                                                                                   Inception on
                                                    For the Three Months Ended     November 10,
                                                               June 30,            1995 Through
                                                   ----------------------------      June 30,
                                                        2004            2003            2004
                                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                        $   (246,419)   $    (66,346)   $(13,643,817)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation and amortization expense                4,074            --           201,799
     Common stock issued for services                      --              --         3,775,523
     Common stock issued for payment of accounts
           payable                                         --              --             8,800
     Bad debt expense                                      --              --           224,941
     Write-off mineral property                            --              --         3,914,434
     Write-off of stock subscription receivable            --              --               250
     Services rendered for deferred compensation           --              --           339,750
     Services performed to reduce stock
          subscription receivable                          --            54,346         246,761
     Warrants granted below market value                   --              --           513,331
     Currency translation adjustment                       --              --          (168,626)
     Impairment of asset                                   --              --                50
     Forgiveness of debt by shareholder                    --              --            90,705
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable                     --              --          (213,312)
     (Increase) decrease in deposits and
       prepaid expenses                                 (25,931)             60        (135,734)
     Increase in accounts payable                        38,798           9,666         209,320
     Increase in accounts payable and accrued
          liabilities                                       794             876           9,322
     Increase in liabilities of discontinued
          operations                                       --              --           258,161
                                                   ------------    ------------    ------------
       Net Cash Used by Operating Activities           (228,684)         (1,398)     (4,365,342)
                                                   ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                --              --          (230,499)
   Purchase of mineral property and deferred
    exploration costs                                      --              --        (2,762,539)
                                                   ------------    ------------    ------------
       Net Cash Used by Investing Activities               --              --        (2,993,038)
                                                   ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Stock offering costs                                 (22,400)           --           (77,900)
   Cash received on stock subscription                     --              --            11,510
   Change in cash overdraft                                --             1,398            --
   Proceeds from common stock                           189,500            --         6,044,674
   Proceeds on notes payable - related party               --              --         1,472,420
                                                   ------------    ------------    ------------
       Net Cash Provided by Financing Activities        167,100           1,398       7,450,704
                                                   ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH                         (61,584)           --            89,324

CASH AT BEGINNING OF PERIOD                             150,908            --              --
                                                   ------------    ------------    ------------
CASH AT END OF PERIOD                              $     89,324    $       --      $     89,324
                                                   ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                        From
                                                                                   Inception on
                                                    For the Three Months Ended     November 10,
                                                               June 30,            1995 Through
                                                   ----------------------------      June 30,
                                                        2004            2003            2004
                                                   ------------    ------------    ------------
CASH PAID FOR:
   Interest                                        $       --      $       --      $        114
   Income taxes                                    $       --      $       --      $       --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for acquisition of asset    $        --     $       --      $    394,062
   Common stock issued for debt conversion         $        --     $       --      $  1,210,719
   Common stock issued for mineral properties      $        --     $       --      $    550,000
   Common stock issued for services                $        --     $       --      $  3,775,523
   Common stock issued for license                 $        --     $       --      $    125,000
   Common stock issued for subscription            $        --     $       --      $    387,750
   Common stock issued for payment of
    accounts payable                               $        --     $       --      $      8,800
   Services performed by related parties for
    the reduction in stock subscription
    receivable                                     $        --     $     54,346    $    246,761


























    The accompanying notes are an integral part of the financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        June 30, 2004 and March 31, 2004


NOTE 1 -     BASIS OF FINANCIAL STATEMENT PRESENTATION

             The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

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

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        June 30, 2003 and March 31, 2004

Note 2 -    GOING CONCERN (Continued)

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

NOTE 3 -     RELATED PARTY TRANSACTIONS

             As of June 30, 2004, the Company owed related parties $65,224 for amounts advanced to the Company to cover operating expenses and accrued salaries.

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

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        June 30, 2004 and March 31, 2004


NOTE 4 -     OPTIONS AND WARRANTS (Continued)

             On February 12, 2004, the Company established the 2004 stock option plan (the plan) to promote the interests of the Company. The Board of Directors of the Company has sole and complete authority to determine the employees and/or consultants to who options shall be granted, the number of each grant and any additional conditions and limitations. The total number of shares of common stock subject to outstanding options shall be 1,00,000 shares. The exercise price shall not be less than the fair market value of the underlying shares.

             A summary of the status of the Company's outstanding stock options as of June 30, 2004 (FY2005) and March 31, 2004 (FY2004) and
             changes during the three months ended June 30, 2004 and the year ended March 31, 2004 is presented below:

                                                      2005                     2004
                                            -----------------------  -------------------------
                                                          Weighted                   Weighted
                                                          Average                    Average
                                                          Exercise                   Exercise
                                              Shares       Price        Shares        Price
                                            ----------   ----------   ----------   -----------
              Outstanding, beginning of
               year                          3,150,000   $     0.17    1,000,000   $     0.21
              Granted                              -            -      2,150,000         0.43
              Expired/Cancelled                    -            -            -            -
              Exercised                            -            -            -            -
                                            ----------   ----------   ----------   ----------

              Outstanding, end of year       3,150,000   $     0.17    3,150,000   $     0.36
                                            ==========   ==========   ==========   ==========

              Exercisable                    1,537,500   $     0.17    1,537,500   $     0.29
                                            ==========   ==========   ==========   ==========

                                                      Outstanding                             Exercisable
                                      --------------------------------------------  ------------------------------
                                                       Weighted
                                        Number          Average       Weighted        Number          Weighted
                                      Outstanding       Remaining       Average      Exercisable        Average
                    Range of          at June 30,   Contractual       Exercise      at June 30,       Exercise
                  Exercise Prices        2004            Life           Price          2004             Price
               ---------------------  -------------  -------------   -------------  -------------  ---------------
               $               0.14      1,150,000           9.33    $       0.14        287,500   $         0.14
                               0.21      1,000,000           8.50            0.21      1,000,000             0.21
                               0.77      1,000,000           9.88            0.77        250,000             0.77
               ---------------------  -------------  -------------   -------------  -------------  ---------------

               $        0.14 - 0.77      3,150,000           9.24    $       0.36      1,537,500   $         0.29
               =====================  =============  =============   =============  =============  ===============

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        June 30, 2004 and March 31, 2004


NOTE 4 -     OPTIONS AND WARRANTS (Continued)

               The Company has the following outstanding warrants:

                                                         2005                    2004
                                             ------------------------  -----------------------
                                                             Weighted                Weighted
                                                             Average                  Average
                                                             Exercise                Exercise
                                                Shares        Price     Shares         Price
                                             ------------    --------  ---------     ---------
              Outstanding, beginning of
               year                             3,500,000    $   0.18  1,600,000     $   0.30
              Granted                                 -           -    2,000,000         0.13
              Expired/Cancelled                       -           -     (100,000)        1.00
              Exercised                               -           -          -            -
                                             ------------    --------  ---------     --------

              Outstanding end of year           3,500,000    $   0.18  3,500,000     $   0.18
                                             ============    ========  =========     ========

              Exercisable                       3,500,000    $   0.18  3,500,000     $   0.18
                                             ============    ========  =========     ========

                                                    Outstanding                           Exercisable
                                     --------------------------------------------  ------------------------------
                                                     Weighted
                                       Number          Average       Weighted        Number          Weighted
                                     Outstanding   Remaining          Average      Exercisable        Average
                     Range of         at June 30,   Contractual       Exercise      at June 30,       Exercise
                 Exercise Prices        2004            Life           Price          2004             Price
              ---------------------  -------------  -------------   -------------  -------------  ---------------
              $                0.12      2,000,000           9.66   $        0.12      2,000,000  $          0.12
                               0.25      1,500,000           7.54            0.25      1,500,000             0.25
              ---------------------  -------------  -------------   -------------  -------------  ---------------
              $         0.12 - 0.25      3,500,000           8.75   $        0.18      3,500,000  $          0.18
              =====================  =============  =============   =============  =============  ===============



NOTE 5 -       COMMON STOCK

             On June 22, 2004, the Company issued 137,000 shares of common stock at $1.00 per share for cash of $137,000.

             On June 22, 2004, the Company issued 10,000 shares of common stock at $1.00 per share to extinguish the stock subscription payable liability.

             On June 22, 2004, the Company issued 35,000 shares of common stock at $1.50 per share for cash of $52,500.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


        The accompanying balance sheets of Komodo, Inc. at June 30, 2004 and March 31, 2004, related statements of operations and cash flows for the three months ended June 30, 2004 and 2003, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2004, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2005.

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

We expect that we need approximately $1,000,000 over the next 12 month period. In the past 12 months we have raised $700,000. This funding was completed in the form of private placement funding from the sale of shares of the company's common stock. Without adequate funding the product will not progress. Obtaining financing depends on current market conditions, the willingness of the investment community to make investments into software development, the timing of key developments of the software and other similar factors. We cannot provide any assurances that we will be able to secure the funding.

Results of Operations

Net losses for the quarter ended June 30 of 2004 were $246,419, as compared to $66,346 for the same period in 2003. The net loss for 2004 translates into a loss of $0.02 per share compared to a loss of $0.01 per share for the same period in 2003. The increase in the net loss was primarily attributed to consulting fees incurred in the development of the technology which began in October 2003. In October we also leased office space and incurred related occupancy expenses in order in connection with engaging the consultants. We paid or accrued approximately $184,000 to our consultants in the first quarter of fiscal 2004. The balance of our general and administrative expenses were made up primarily of legal and accounting of approximately $12,000 and advertising/marketing of $53,000.

Liquidity and Capital Resources

We had approximately $90,000 cash on hand at June 30, 2004 compared to approximately $151,000 at March 31, 2004. We used $228,684 of cash for operations during the three months ended June 30, 2004 compared to $1,398 for the same period of 2003. The increase was due to the start up of operations for the development of our e-mail security technology.

We raised $189,500 from the private placement of our common shares in the quarter ended June 30, 2004 at prices ranging from $1.00 to $1.50 per share.

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

Item 2. Changes in Securities.

The following unregistered securities have been issued since October 1st, 2003:
                                                    Valued
Date                    No. of Shares   Title         At         Reason

Oct             8/03      1,500,000     Common     $   0.10  Private Placement
Nov             14/03       450,000     Common     $   0.50  Private Placement
Nov             28/03       373,333     Common     $   0.75  Private Placement
June            2/04        147,000     Common     $   1.00  Private Placement
June            22/04        35,000     Common     $   1.50  Private Placement

The above noted shares were issued in private, isolated transactions without registration under the Securities Act. The shares were issued in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering to Consultants or to companies owned or controlled by Consultants or Officers of Komodo. Aggregate gross proceeds realized from the private sale of common stock was $704,499.

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




                                  KOMODO, INC.


Date: Aug. 9, 2004                                 / s / Gordon Muir
                                                   -----------------------------
                                                   President / Director
                                                   Principal Accounting Officer