Form 10QSB
period 2004-09-30
KOMODO INC
filed 2004-11-09
CIK 786129

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

                  For quarterly period ended: September 30, 2004; or

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

State the number of shares outstanding of the issuer's common equity: $0.001 par value, as of September 30, 2004, was 11,043,793.

              Transitional Small Business Disclosure Format.    Yes       No  X
                                                                    ---      ---

                              Report on Form 10-QSB

                     For the Quarter Ended September 30, 2004

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

                      September 30, 2004 and March 31, 2004

                                  KOMODO, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                 September 30,     March 31,
                                                    2004             2004
                                                --------------  --------------
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                           $         505   $     150,908
 Prepaid expenses                                       1,400          24,438
                                                -------------   -------------
   Total Current Assets                                 1,905         175,346
                                                -------------   -------------
FIXED ASSETS, NET                                      69,633          77,781
                                                -------------   -------------
   TOTAL ASSETS                                 $      71,538   $     253,127
                                                =============   =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES

 Accounts payable and accrued liabilities       $      16,486   $      18,776
 Accounts payable - related parties                    41,231          26,426
 Stock subscription payable                                 -          10,000
 Liabilities of discontinued operations               205,676         205,676
                                                -------------   -------------
   Total Current Liabilities                          263,393         260,878
                                                -------------   -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock: 10,000,000 shares
  authorized of $0.001 par value, 2,000,000
  shares issued and outstanding                         2,000          2,000
 Common stock: 100,000,000 shares
  authorized of $0.001 par value, 11,043,793
  and 9,861,793 shares issued and outstanding,
  respectively                                         11,044          9,862
 Additional paid-in capital                        14,268,703     13,527,785
 Stock subscriptions receivable                      (715,000)      (150,000)
 Deficit accumulated during the development
  stage                                           (13,758,602)   (13,397,398)
                                                -------------   ------------
   Total Stockholders' Equity (Deficit)              (191,855)        (7,751)
                                                -------------   ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)                                   $      71,538   $    253,127
                                                =============   ============


    The accompanying notes are an integral part of the financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                           From
                                                                                       Inception on
                                                                                       November 10,
                               For the Three Months Ended   For the Six Months Ended   1995 Through
                                       September 30,              September 30,        September 30,
                               ---------------------------  -------------------------- -------------
                                    2004         2003          2004           2003          2004
                               ------------- ------------- ------------- ------------- -------------
REVENUES                       $          -  $          -  $          -  $          -  $          -
                               ------------  ------------  ------------  ------------  ------------
EXPENSES

 Impairment of asset                      -             -             -             -            50
 Depreciation and amortization        4,074             -         8,148             -       182,390
 General and administrative         110,711        79,971       353,056       145,441     2,660,968
                               ------------  ------------  ------------  ------------  ------------
   Total Expenses                   114,785        79,971       361,204       145,441     2,843,408
                               ------------  ------------  ------------  ------------  ------------
LOSS FROM OPERATIONS               (114,785)      (79,971)     (361,204)     (145,441)   (2,843,408)
                               ------------  ------------  ------------  ------------  ------------
OTHER (EXPENSES)

 Interest expense                         -        (1,157)            -        (2,033)       (5,464)
                               ------------  ------------  ------------  ------------  ------------
   Total Other (Expense)                  -        (1,157)            -        (2,033)       (5,464)
                               ------------  ------------  ------------  ------------  ------------
LOSS BEFORE DISCONTINUED
 OPERATIONS                        (114,785)      (81,128)     (361,204)     (147,474)   (2,848,872)
                               ------------  ------------  ------------  ------------  ------------
LOSS FROM DISCONTINUED
 OPERATIONS NET OF ZERO TAX
 EFFECT                                   -             -             -             -   (10,909,730)
                               ------------  ------------  ------------  ------------  ------------
NET LOSS                       $   (114,785) $    (81,128) $   (361,204) $   (147,474) $(13,758,602)
                               ============  ============  ============  ============  ============
BASIC LOSS PER SHARE OF
 COMMON STOCK                  $      (0.01) $      (0.01) $      (0.04) $      (0.02)
                               ============  ============  ============  ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING              10,500,415     7,538,460    10,188,866     7,538,460
                               ============  ============  ============  ============








    The accompanying notes are an integral part of the financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                     From Inception
                                                           For the Six Months Ended  on November 10,
                                                                   September 30,      1995 Through
                                                          --------------------------- September 30,
                                                               2004          2003        2004
                                                          ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                                 $   (361,204) $   (147,474) $(13,758,602)
 Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
   Depreciation and amortization expense                         8,148             -       205,873
   Common stock issued for services                                  -             -     3,775,523
   Common stock issued for payment of accounts payable               -             -         8,800
   Bad debt expense                                                  -             -       224,941
   Write-off mineral property                                        -             -     3,914,434
   Write-off of stock subscription receivable                        -             -           250
   Services rendered for deferred compensation                       -             -       339,750
   Services performed to reduce stock subscription
    receivable                                                       -             -       246,761
   Warrants granted below market value                               -        15,750       513,331
   Currency translation adjustment                                   -             -      (168,626)
   Impairment of asset                                               -             -            50
   Forgiveness of debt by shareholder                                -             -        90,705
 Changes in operating assets and liabilities:
   (Increase) in accounts receivable                                 -             -      (213,312)
   (Increase) decrease in deposits and
     prepaid expenses                                           23,038           120       (86,765)
   Increase in accounts payable-related parties                 14,805       129,680       185,327
   (Decrease) in stock subscription payable                    (10,000)            -             -
   Increase (decrease) in accounts payable and accrued
     liabilities                                                (2,290)        2,024         6,238
   Increase in liabilities of discontinued operations                -             -       258,161
                                                          ------------  ------------  ------------
     Net Cash Provided (Used) by Operating Activities         (327,503)          100    (4,457,161)
                                                          ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                            -             -      (230,499)
 Purchase of mineral property and deferred
  exploration costs                                                  -             -    (2,762,539)
                                                          ------------  ------------  ------------
     Net Cash Used by Investing Activities                           -             -    (2,993,038)
                                                          ------------  ------------  ------------





    The accompanying notes are an integral part of the financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                     From Inception
                                                           For the Six Months Ended  on November 10,
                                                                   September 30,      1995 Through
                                                          --------------------------- September 30,
                                                               2004          2003        2004
                                                          ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Stock offering costs                                                -             -       (55,500)
 Cash received on stock subscription                                 -             -        11,510
 Change in cash overdraft                                            -          (100)            -
 Proceeds from common stock                                    177,100             -     6,022,274
 Proceeds on notes payable - related party                           -             -     1,472,420
                                                          ------------  ------------  ------------
     Net Cash Provided (Used) by Financing Activities          177,100          (100)    7,450,704
                                                          ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH                               (150,403)            -           505

CASH AT BEGINNING OF PERIOD                                    150,908             -             -
                                                          ------------  ------------  ------------
CASH AT END OF PERIOD                                     $        505  $          -  $        505
                                                          ============  ============  ============
CASH PAID FOR:

 Interest                                                 $          -  $          -  $        114
 Income taxes                                             $          -  $          -  $          -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for acquisition of asset             $          -  $          -  $    394,062
 Common stock issued for debt conversion                  $          -  $          -  $  1,210,719
 Common stock issued for mineral properties               $          -  $          -  $    550,000
 Common stock issued for services                         $          -  $          -  $  3,775,523
 Common stock issued for license                          $          -  $          -  $    125,000
 Common stock issued for subscription                     $          -  $          -  $    387,750
 Common stock issued for payment of
  accounts payable                                        $          -  $          -  $      8,800
 Services performed by related parties for the
  reduction in stock subscription receivable              $          -  $     54,346  $    246,761









    The accompanying notes are an integral part of the financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2004 and March 31, 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2004 Annual Report on Form 10-KSB. Operating results for the six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

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

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2004 and March 31, 2004

NOTE 3 - RELATED PARTY TRANSACTIONS

         As of September 30, 2004, the Company owed related parties $41,231 for amounts advanced to the Company to cover operating expenses and accrued salaries.

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

         A summary of the status of the Company's outstanding stock options as of September 30, 2004 (FY2004) and March 31,2004 (FY2003) and changes during the six months ended September 30, 2004 and the year ended March 31,2004 is presented below:

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2004 and March 31, 2004

NOTE 4 OPTIONS AND WARRANTS (Continued)
                                           2004                   2003
                                   --------------------  --------------------
                                              Weighted              Weighted
                                              Average               Average
                                              Exercise              Exercise
                                    Shares     Price       Shares     Price
                                   ---------  ---------  ---------  ---------
         Outstanding, beginning of
         year                      2,150,000  $    0.17  1,000,000  $    0.21
         Granted                           -          -  1,150,000       0.14
         Expired/Cancelled                 -          -          -          -
         Exercised                         -          -          -          -
                                   ---------  ---------  ---------  ---------
         Outstanding, end of year  2,150,000  $    0.17  2,150,000  $    0.17
                                   =========  =========  =========  =========
         Exercisable               2,150,000  $    0.17  2,150,000  $    0.17
                                   =========  =========  =========  =========

                                    Outstanding                Exercisable
         ----------------------------------------------- -----------------------
                                    Weighted
                      Number        Average    Weighted  Number        Weighted
         Range of     Outstanding  Remaining   Average   Exercisable   Average
         Exercise     at Sept. 30, Contractual Exercise  at Sept. 30,  Exercise
         Prices          2004        Life       Price       2004         Price
         ------------ ------------ ----------- --------- ------------- ---------
         $0.14 - 0.21    2,150,000       10.00 $    0.17     2,150,000 $   0.17
         ------------  -----------  ---------- --------- ------------- --------
         $0.14 - 0.21    2,150,000       10.00 $    0.17     2,150,000 $   0.17
         ============  ===========  ========== ========= ============= ========

         The Company has the following outstanding warrants:

                                          2004               2003
                                   ------------------ -------------------
                                             Weighted           Weighted
                                             Average            Average
                                             Exercise           Exercise
                                    Shares    Price    Shares    Price
                                   --------- -------- --------- ---------
         Outstanding, beginning of
          year                     3,600,000  $ 0.20  1,600,000 $  0.30
         Granted                           -       -  2,000,000    0.12
         Expired/Cancelled                 -       -          -       -
         Exercised                         -       -          -       -
                                   ---------  ------  --------- -------
         Outstanding end of period 3,600,000  $ 0.20  3,600,000 $  0.20
                                   =========  ======  ========= =======
         Exercisable               3,600,000  $ 0.20  3,600,000 $  0.20
                                   =========  ======  ========= =======

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2004 and March 31, 2004

NOTE 4 OPTIONS AND WARRANTS (Continued)

                                    Outstanding                Exercisable
         ----------------------------------------------- -----------------------

                                    Weighted
                      Number        Average    Weighted   Number       Weighted
         Range of     Outstanding  Remaining   Average    Exercisable  Average
         Exercise     at Sept. 30, Contractual Exercise   at Sept. 30, Exercise
         Prices          2004        Life       Price       2004        Price
         ------------ ------------ ----------- ---------- ----------- ---------
         $ 0.12-1.00     3,600,000        9.50 $0.12-1.00   3,600,000 $    0.20
         -----------  ------------ ----------- ---------- ----------- ---------
         $ 0.12-1.00     3,600,000        9.50 $0.12-1.00   3,600,000 $    0.20
         ===========  ============ =========== ========== =========== =========

         The warrants were repriced on March 19, 2001. The exercise price was less than the trading price of the stock. Accordingly, a compensation expense of $51,761 was recorded as per the Black Scholes calculation.

NOTE 5 - COMMON STOCK

         On June 22, 2004, the Company issued 147,000 shares of common stock at $1.00 per share for cash of $147,000.

         On June 22, 2004, the Company issued 35,000 shares of common stock at $1.50 per share for cash of $52,500.

         On August 4, 2004, the Company issued 500,000 shares of common stock at $0.35 per share pursuant to a subscription for $175,000. The Company has not received any proceeds of the subscription as of September 30, 2004.

         On September 3, 2004, the Company issued 500,000 shares of common stock at $0.78 per share pursuant to a subscription for $390,000. The Company has not received any proceeds of the subscription as of September 30, 2004.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

         The accompanying balance sheets of Komodo, Inc. at September 30, 2004 and March 31, 2004, related statements of operations and cash flows for the three months and six months ended September 30, 2004 and 2003, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter and six months ended September 30, 2004, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2005.

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


Results of Operations

Net losses for the quarter ended September 30, 2004 were $114,785, as compared to $81,128 for the same period in 2003. The net loss for 2004 translates into a loss of $0.01 per share compared to a loss of $0.01 per share for the same period in 2002. The increase in the net loss was primarily attributed to consulting fees incurred in the development of our technology and for the management our company, which began in October 2003. In October 2003, we also leased office space and incurred related occupancy expenses in order to provide work space for the consultants. We paid or accrued approximately $76,000 to our consultants in the second quarter of fiscal 2004. The balance of our general and administrative expenses were made up primarily of legal and accounting of approximately $11,000, depreciation of $4,000 and rent of $6,000. We had no revenues in the quarter.

Net losses for the six months ended September 30, 2004 were $361,204 as compared to $147,474 for the same period in 2003. The net loss for 2004 translates into a loss of $0.04 per share compared to a loss of $0.02 per share for the same period in 2003. The increase in the net loss was also primarily consulting fees incurred in the development of our technology and management fees, which began in October 2003, and related occupancy expenses in order to provide work space for the consultants. We paid or accrued approximately $237,000 to our consultants in the second quarter of fiscal 2004. The remainder of our general and administrative expenses were primarily made up of legal and accounting of approximately $23,000, depreciation of $8,000 and marketing of $53,000. We had no revenues in the six months.

Liquidity and Capital Resources

We had approximately $500 cash on hand at September 30, 2004 compared to $151,000 at March 31, 2004. We used approximately $327,000 of cash for operations during the nine months ended September 30, 2004 compared to $-0- for the same period of 2003. The increase was due to the start up of operations for the development of our e-mail security technology.

We raised a net $177,100 from the private placement of our common shares during the six months ended September 30, 2004 at prices ranging from $1.00 to $1.50 per share.

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

We have received stock subscriptions for $715,000 for 1,000,000 shares of our common stock but we have not received any proceeds from the subscriptions as of September 30, 2004. We have met our operating obligations because a related company has advanced us $41,231, as of September 30, 2004, by paying some of our expenses. We need to repay these advances from the proceeds of our stock subscriptions.

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

Item 2. Changes in Securities.

The following unregistered securities have been issued since October 1st, 2003:

                                         Valued
Date         No. of Shares      Title      At          Reason

Oct. 8/03        1,500,000     Common     $0.10      Private Placement
Nov. 14/03         450,000     Common     $0.50      Private Placement
Nov. 28/03         373,333     Common     $0.75      Private Placement
June 22/04         147,000     Common     $1.00      Private Placement
June 22/04          35,000     Common     $1.50      Private Placement
Aug. 4/04          500,000     Common     $0.35      Private Placement
Sep. 3/04          500,000     Common     $0.78      Private Placement

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




                                  KOMODO, INC.


Date: November 4, 2004                     / s / Gordon Muir
                                           -----------------------------
                                           President / Director
                                           Principal Accounting Officer