Form 10QSB
period 2004-12-31
KOMODO INC
filed 2005-02-11
CIK 786129

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

                  For quarterly period ended: December 31, 2004; or

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

State the number of shares outstanding of the issuer's common equity: $0.001 par value, as of December 31, 2004, was 11,473,793.

              Transitional Small Business Disclosure Format.    Yes     No  X
                                                                    ---    ---

                              Report on Form 10-QSB

                     For the Quarter Ended December 31, 2004

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
                        or Plan of Operation

         Item 3.      Controls and Procedures ...............................15


Part II. Other Information

         Item 1.      Legal Proceedings .....................................15

         Item 2.      Changes in Securities .................................15

         Item 3.      Defaults Upon Senior Securities .......................16

         Item 4.      Submission of Matters to a Vote of Security Holders ...16

         Item 5.      Other Information .....................................16

         Item 6.      Exhibits and Reports on Form 8-K ......................16

                      Signatures.............................................17

                                  KOMODO, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      December 31, 2004 and March 31, 2004

                                  KOMODO, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------          December 31,    March 31,
                                                         2004          2004
                                                    -------------- -------------
                                                      (Unaudited)
CURRENT ASSETS

  Cash                                              $     220,743  $    150,908
  Prepaid expenses                                             47        24,438
                                                    -------------  ------------
    Total Current Assets                                  220,790       175,346
                                                    -------------  ------------
FIXED ASSETS, NET                                          65,558        77,781
                                                    -------------  ------------
    TOTAL ASSETS                                    $     286,348  $    253,127
                                                    =============  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

  Accounts payable and accrued liabilities          $     467,603  $     18,776
  Accounts payable - related parties                       54,093        26,426
  Stock subscription payable                                    -        10,000
  Liabilities of discontinued operations                  205,676       205,676
                                                    -------------  ------------
    Total Current Liabilities                             727,372       260,878
                                                    -------------  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock: 10,000,000 shares
   authorized of $0.001 par value,
   2,000,000 shares issued and outstanding                  2,000         2,000
  Common stock: 100,000,000 shares
   authorized of $0.001 par value,
   11,473,793 and 9,861,793 shares
   issued and outstanding, respectively                    11,474         9,862
  Additional paid-in capital                           14,170,090    13,527,785
  Stock subscriptions receivable                         (715,000)     (150,000)
  Deficit accumulated during the development stage    (13,909,588)  (13,397,398)
                                                    -------------  ------------
    Total Stockholders' Equity (Deficit)                 (441,024)       (7,751)
                                                    -------------  ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                      $     286,348  $    253,127
                                                    =============  ============



    The accompanying notes are an integral part of the financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                           From
                                                                                       Inception on
                               For the Three Months Ended   For the Nine Months Ended  November 10,
                                      December 31,                 December 31,        1995 Through
                               --------------------------- --------------------------- December 31,
                                    2004          2003         2004          2003          2004
                               ------------- ------------- ------------- ------------- -------------
REVENUES                       $          -  $          -  $          -  $          -  $          -
                               ------------  ------------  ------------  ------------  ------------
EXPENSES

 Impairment of asset                      -             -             -             -            50
 Depreciation and amortization        4,075           667        12,223           667       186,464
 General and administrative         146,911       148,848       499,967       294,289     2,807,880
                               ------------  ------------  ------------  ------------  ------------
   Total Expenses                   150,986       149,515       512,190       294,956     2,994,394
                               ------------  ------------  ------------  ------------  ------------
LOSS FROM OPERATIONS               (150,986)     (149,515)     (512,190)     (294,956)   (2,994,394)
                               ------------  ------------  ------------  ------------  ------------
OTHER (EXPENSES)

 Interest expense                         -          (636)            -        (2,669)       (5,464)
                               ------------  ------------  ------------  ------------  ------------
   Total Other (Expense)                  -          (636)            -        (2,669)       (5,464)
                               ------------  ------------  ------------  ------------  ------------
LOSS BEFORE DISCONTINUED
 OPERATIONS                        (150,986)     (150,151)     (512,190)     (297,625)   (2,999,858)
                               ------------  ------------  ------------  ------------  ------------
LOSS FROM DISCONTINUED
 OPERATIONS NET OF ZERO TAX
 EFFECT                                   -             -             -             -   (10,909,730)
                               ------------  ------------  ------------  ------------  ------------
NET LOSS                       $   (150,986) $   (150,151) $   (512,190) $   (297,625) $(13,909,588)
                               ============  ============  ============  ============  ============
BASIC LOSS PER SHARE OF
 COMMON STOCK                  $      (0.01) $      (0.02) $      (0.05) $      (0.04)
                               ============  ============  ============  ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING              11,240,360     9,167,867    10,540,638     8,073,667
                               ============  ============  ============  ============















    The accompanying notes are an integral part of the financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                From
                                                                                            Inception on
                                                                  For the Nine Months Ended November 10,
                                                                         December 31,       1995 Through
                                                                  ------------------------- December 31,
                                                                      2004         2003         2004
                                                                  ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                                         $  (512,190) $  (297,625) $(13,909,588)
 Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
   Depreciation and amortization expense                               12,223          667       209,948
   Common stock issued for services and donations                       5,500       29,841     3,781,023
   Common stock issued for payment of accounts payable                      -            -         8,800
   Bad debt expense                                                         -            -       224,941
   Write-off mineral property                                               -            -     3,914,434
   Write-off of stock subscription receivable                               -            -           250
   Services rendered for deferred compensation                              -        9,250       339,750
   Services performed to reduce stock subscription
    receivable                                                              -            -       246,761
   Warrants granted below market value                                      -       15,750       513,331
   Currency translation adjustment                                          -            -      (168,626)
   Impairment of asset                                                      -            -            50
   Forgiveness of debt by shareholder                                       -       90,705        90,705
 Changes in operating assets and liabilities:
   (Increase) in accounts receivable                                        -            -      (213,312)
   (Increase) decrease in deposits and
     prepaid expenses                                                  24,391      (10,626)      (85,412)
   Increase (decrease )in accounts payable-related parties             27,667      (11,156)      198,189
   (Decrease) in stock subscription payable                           (10,000)           -             -
   Increase (decrease) in accounts payable and accrued liabilities    448,827       18,899       457,355
   Increase in liabilities of discontinued operations                       -            -       258,161
                                                                  -----------            -  ------------
     Net Cash Provided (Used) by Operating Activities                  (3,582)    (154,295)   (4,133,240)
                                                                  -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                                   -      (40,000)     (230,499)
 Purchase of mineral property and deferred
  exploration costs                                                         -            -    (2,762,539)
                                                                  -----------  -----------  ------------
     Net Cash Used by Investing Activities                                  -      (40,000)   (2,993,038)
                                                                  -----------  -----------  ------------

















    The accompanying notes are an integral part of the financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                From
                                                                                            Inception on
                                                                  For the Nine Months Ended November 10,
                                                                         December 31,       1995 Through
                                                                  ------------------------- December 31,
                                                                      2004         2003         2004
                                                                  ------------ ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock offering costs                                                (513,583)           -      (569,083)
 Cash received on stock subscription                                        -            -        11,510
 Change in cash overdraft                                                   -         (176)                    -
 Proceeds from common stock                                           587,000      505,000     6,432,174
 Proceeds on notes payable - related party                                  -            -     1,472,420
                                                                  -----------  -----------  ------------

     Net Cash Provided (Used) by Financing Activities                  73,417      504,824     7,347,021
                                                                  -----------  -----------  ------------
NET INCREASE (DECREASE) IN CASH                                        69,835      310,529       220,743

CASH AT BEGINNING OF PERIOD                                           150,908            -             -
                                                                  -----------  -----------  ------------
CASH AT END OF PERIOD                                             $   220,743  $   310,529  $    220,743
                                                                  ===========  ===========  ============
CASH PAID FOR:

   Interest                                                       $         -  $         -  $        114
   Income taxes                                                   $         -  $         -  $          -

NON-CASH FINANCING ACTIVITIES

   Common stock issued for acquisition of asset                   $         -  $         -  $    394,062
   Common stock issued for debt conversion                        $         -  $         -  $  1,210,719
   Common stock issued for mineral properties                     $         -  $         -  $    550,000
   Common stock issued for services and donation                  $     5,500  $    29,841  $  3,781,023
   Common stock issued for license                                $         -  $         -  $    125,000
   Common stock issued for subscription                           $         -  $         -  $    387,750
   Common stock issued for payment of
    accounts payable                                              $         -  $         -  $      8,800
   Services performed by related parties for the
    reduction in stock subscription receivable                    $         -  $    54,346  $    246,761



















    The accompanying notes are an integral part of the financial statements.
                                        7

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      December 31, 2004 and March 31, 2004


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2004 Annual Report on Form 10-KSB. Operating results for the nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

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

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      December 31, 2004 and March 31, 2004


NOTE 3 - RELATED PARTY TRANSACTIONS

         As of December 31, 2004, the Company owed related parties $54,093 amounts advanced to the Company to cover operating expenses and accrued salaries.

         On July 23, 2003, the Company granted 1,000,000 warrants to two directors of the Company for a total of 2,000,000 warrants. The exercise price is $0.12 per share and the warrants expire in ten years.

         On August 8, 2003, the Company granted 700,000 stock options to related parties under the 2003 stock option plan (See Note 4).

         On November 17, 2004, the Company granted 2,000,000 warrants to two directors of the Company for a total of 4,000,000 warrants. The exercise price is $0.70 per share and the warrants expire in ten years.

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

         A summary of the status of the Company's outstanding stock options as of December 31, 2004 (FY2005) and March 31,2004 (FY2004) and changes during the nine months ended December 31, 2004 and the year ended March 31, 2004 is presented below:

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      December 31, 2004 and March 31, 2004


NOTE 4 - OPTIONS AND WARRANTS (Continued)

                                       December 31,         March 31,
                                           2004                2004
                                   -------------------  -------------------
                                              Weighted             Weighted
                                              Average              Average
                                              Exercise             Exercise
                                     Shares    Price     Shares     Price
                                   ---------  --------  ---------  --------
         Outstanding, beginning of
          year                     2,150,000  $   0.17  1,000,000  $   0.21
         Granted                           -         -  1,150,000      0.14
         Expired/Cancelled                 -         -          -         -
         Exercised                         -         -          -         -
                                   ---------  --------  ---------  --------
         Outstanding, end of year  2,150,000  $   0.17  2,150,000  $   0.17
                                   =========  ========  =========  ========
         Exercisable               2,150,000  $   0.17  2,150,000  $   0.17
                                   =========  ========  =========  ========

                                 Outstanding                Exercisable
         --------------------------------------------- ---------------------
                                   Weighted
                      Number       Average    Weighted   Number     Weighted
         Range of     Outstanding  Remaining  Average  Exercisable  Average
         Exercise     at Dec. 31, Contractual Exercise  at Dec. 31, Exercise
         Prices          2004        Life        Price     2004      Price
         ------------ ----------- ----------- -------- ------------ --------
         $0.14 - 0.21   2,150,000       10.00 $   0.17    2,150,000 $   0.17
         ------------ ----------- ----------- -------- ------------ --------
         $0.14 - 0.21   2,150,000       10.00 $   0.17    2,150,000 $   0.17
         ============ =========== =========== ======== ============ ========

         The Company has the following outstanding warrants:

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      December 31, 2004 and March 31, 2004


NOTE 4 - OPTIONS AND WARRANTS (Continued)

                                        December 31,         March 31,
                                           2004                2003
                                    ------------------  ------------------
                                              Weighted            Weighted
                                              Average             Average
                                              Exercise            Exercise
                                      Shares   Price      Shares    Price
                                    --------- --------  --------- --------
         Outstanding, beginning of
          year                      3,600,000 $   0.20  1,600,000 $   0.30
         Granted                    4,000,000     0.70  2,000,000     0.12
         Expired/Cancelled                  -        -          -        -
         Exercised                          -        -          -        -
                                    --------- --------  --------- --------
         Outstanding end of period  7,600,000 $   0.46  3,600,000 $   0.20
                                    ========= ========  ========= ========
         Exercisable                7,600,000 $   0.46  3,600,000 $   0.20
                                    ========= ========  ========= ========

                                  Outstanding                Exercisable
                      -------------------------------- ---------------------
                                   Weighted
                      Number       Average    Weighted     Number     Weighted
         Range of     Outstanding  Remaining  Average    Exercisable  Average
         Exercise     at Dec. 31, Contractual Exercise   at Dec. 31, Exercise
         Prices          2004        Life        Price      2004      Price
         ------------ ----------- ----------- ---------- ----------- --------
         $  0.12-1.00   7,600,000        9.50 $0.12-1.00   7,600,000 $   0.20
         ------------ ----------- ----------- ---------- ----------- --------
         $  0.12-1.00   7,600,000        9.50 $0.12-1.00   7,600,000 $   0.20
         ============ =========== =========== ========== =========== ========

         Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 151.20% and 0.00%; risk-free interest rates of 2.14, and
         2.77 percent and expected lives of 5.0 and 0.0, for the nine months ended December 31, 2004 and 2003, respectively.

         Had compensation cost for the Company's stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $2,799,962 and $-0- for the nine months ended December 31, 2004 and 2003, respectively. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      December 31, 2004 and March 31, 2004


NOTE 4 - OPTIONS AND WARRANTS (Continued)
                                              For the Nine Months Ended
                                                     December 31,
                                       ---------------------------------------
                                              2004                 2003
                                       ------------------  -------------------
         Net loss:
           As reported                 $        (512,190)  $        (297,625)
           Pro forma                   $      (3,312,152)  $        (297,625)

                                                     December 31,
                                       ---------------------------------------
                                               2004                 2003
                                       ------------------  -------------------
         Basic loss per share:
           As reported                 $            (0.05) $           (0.04)
           Pro forma                   $            (0.31) $           (0.04)

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

         On October 7, 2004, the Company issued 5,000 shares of common stock at $1.10 per share as a donation to a charitable entity.

         On November 17, 2004, the Company issued 375,000 shares of common stock at $0.90 per share for cash proceeds of $337,500. The Company incurred stock offering costs in shares and cash of $491,183 in connection with this offering.

         On December 8, 2004, the Company issued 50,000 shares of common stock at $1.00 per share for cash proceeds of $50,000.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The accompanying balance sheets of Komodo, Inc. at December 31, 2004 and March 31, 2004, related statements of operations and cash flows for the three months and nine months ended December 31, 2004 and 2003, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter and nine months ended December 31, 2004, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2005.

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

We expect that we need approximately $1,000,000 over the next 12 month period. We raised $845,000 subsequent to December 31, 2004. In the 12 months ended December 31, 2004 we raised $700,000. This funding was completed in the form of private placement funding from the sale of shares of the company's common stock. Without adequate funding the product will not progress. Obtaining financing depends on current market conditions, the willingness of the investment community to make investments into software development, the timing of key developments of the software and other similar factors. We cannot provide any assurances that we will be able to secure the funding.


Results of Operations

The net loss for the quarter ended December 31, 2004 was $150,986, as compared to $150,151 for the same period in 2003. The net loss for 2004 translates into a loss of $0.01 per share compared to a loss of $0.02 per share for the same period in 2003. The net loss in both periods was primarily attributed to consulting fees incurred in the development of our technology and for the management our company, which began in October 2003. In October 2003, we also leased office space and incurred related occupancy expenses in order to provide work space for the consultants. We paid or accrued approximately $115,000 to our consultants in the third quarter of fiscal 2004. The balance of our general and administrative expenses were made up primarily of legal and accounting of approximately $5,000, depreciation of $4,000, travel of $4,000 and rent of $4,000. We had no revenues in the quarter.

Net losses for the nine months ended December 31, 2004 were $512,190 as compared to $297,625 for the same period in 2003. The net loss for 2004 translates into a loss of $0.05 per share compared to a loss of $0.04 per share for the same period in 2003. The increase in the net loss was also primarily consulting fees incurred in the development of our technology and management fees, which began in October 2003, and related occupancy expenses in order to provide work space for the consultants. We paid or accrued approximately $352,000 to our consultants during the first three quarters of fiscal 2004. The remainder of our general and administrative expenses were primarily made up of legal and accounting of approximately $28,000, depreciation of $12,000, travel costs of $10,000 and marketing of $36,000. We had no revenues in the nine months.

Liquidity and Capital Resources

We had approximately $221,000 cash on hand at December 31, 2004 compared to $151,000 at March 31, 2004. We used approximately $4,000 of cash for operations during the nine months ended December 31, 2004 compared to $154,000 for the same period of 2003. The increase in 2003 was due to the start up of operations for the development of our e-mail security technology.

We raised a net $587,000 from the private placement of our common shares during the nine months ended December 31, 2004 at prices ranging from $0.90 to $1.50 per share. We incurred fees of $565,100 for the funds which were raised. The fees were paid in 1,700,000 shares of our common stock and cash of $37,850.

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

We have received stock subscriptions for $715,000 for 1,000,000 shares of our common stock but we have not received any proceeds from the subscriptions as of December 31, 2004. We have met our operating obligations because a related company has advanced us $54,093, as of December 31, 2004, by paying some of our expenses. We need to repay these advances from the proceeds of our stock subscriptions.

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

Item 2.  Changes in Securities.

The following unregistered securities have been issued since October 1st, 2003:

                                           Valued
Date        No. of Shares     Title          At          Reason

Oct. 8/03     1,500,000      Common         $0.10     Private Placement
Nov. 14/03      450,000      Common         $0.50     Private Placement
Nov. 28/03      373,333      Common         $0.75     Private Placement
June 22/04      147,000      Common         $1.00     Private Placement
June 22/04       35,000      Common         $1.50     Private Placement
Aug. 4/04       500,000      Common         $0.35     Private Placement
Sep. 3/04       500,000      Common         $0.78     Private Placement
Oct. 7/04         5,000      Common         $1.10     Private Placement
Nov. 17/04      375,000      Common         $0.90     Private Placement
Dec. 8/04        50,000      Common         $1.00     Private Placement

The above noted shares were issued in private, isolated transactions without registration under the Securities Act. The shares were issued in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering to Consultants or to companies owned or controlled by Consultants or Officers of Komodo. Aggregate gross proceeds realized from the private sale of common stock was $1,096,999.


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




                                  KOMODO, INC.


Date: February 10, 2005                            / s / Gordon Muir
                                                   -----------------------------
                                                   President / Director
                                                   Principal Accounting Officer