Form 10KSB
period 2005-03-31
KOMODO INC
filed 2005-06-29
CIK 786129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                   FORM 10-KSB

(Mark One)
 [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2005

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

               Suite 1820
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

As of June 24, 2005, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $7,125,244 based on approximately 9,134,928 shares held by non-affiliates at a price of $0.78.

The number of shares of common stock outstanding as of June 24, 2005 was 14,093,793.

Documents incorporated by reference: A description of "Documents Incorporated by Reference" is contained in Part III, Item 14.

                                  Komodo, Inc.
                            FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------
                                     PART I

Item 1.  Description of Business.....................................      4
Item 2.  Description of Property ....................................      8
Item 3.  Legal Proceedings...........................................      8
Item 4.  Submission of Matters to a Vote of Security Holders.........      8

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters....      8
Item 6.  Management's Discussion and Analysis or Plan of Operations..      9


Item 7.  Financial Statements                                              13
Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................      13
Item 8A. Controls and Procedures ....................................      13
Item 8B. Other Information ..........................................      13

                                    PART III

Item 9.  Directors and Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act...........      13
Item 10. Executive Compensation......................................      14
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters..................      16
Item 12. Certain Relationships and Related Transactions..............      17
Item 13. Exhibits ...................................................      17
Item 14. Principal Accountant Fees and Services......................      18

         Signatures..................................................      32
         Certifications  ............................................      31-1

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development
--------------------
Business Overview
-----------------------
Komodo is a development stage software company in the process of developing a secure email messaging and operating environment that will eliminate viruses, spam, and other potential online threats. Komodo's unique technology infrastructure and web-based applications will provide a totally secure, anonymous and private network that will give subscribers the protection of secure, encrypted messaging without having to download software. Komodo's plans to begin beta testing their email product in June 2005.

Market Potential
--------------------------
Almost daily there are worldwide incidents of identity theft, email piracy and other security breaches. Companies are spending more and more time and money with temporary solutions that are proving to be useless against the wits of hackers. It is becoming abundantly clear that threats to computer security and privacy are increasing in intensity and in sophistication. Once a fix is found for one virus another more destructive virus has found its way into corporate networks. The current list of problems includes `hacker' intrusions, identity theft, online fraud, `phishing' attacks, malware infections (viruses, worms and Trojan horses), spam, spyware, adware, operating-system/application vulnerabilities and more. These attacks cost consumers, companies, organizations and institutions billions of dollars annually in extra expenses, wasted man-hours, computer downtime, as well as a loss of confidence with their customers from the implications of lost/stolen files, information and assets.

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

We believe there is a growing consumer market for an Internet privacy solution that will eradicate these problems. With spam on the rise and jamming corporate email networks, companies are desperate to find a permanent solution. Already spy ware programs infect the vast majority of PCs and new virus outbreaks are creating havoc with corporations all around the world due to their increasing sophistication. The comprehensive Komodo solutions under development could be the only effective cure in the elimination of these online privacy and security problems.

Products and Services
-------------------------
Komodo is creating the `K-Series', a line of comprehensive computer security and privacy services. Each level of this three-part series builds upon the last: KI will offer secure email messaging solutions, KII will add an impenetrable virtual operating environment and KIII, Komodo's premier service which will include hardware and support to create a totally secure and virus free security solution. Each of these services will be monthly subscription fee.

Komodo's messaging solution has the strictest policy of security and privacy for its clients and there are other features included as part of the service: these are (1) total control of emails: users will be able to retrieve, delete or alter messages previously sent, (2) email monitoring: monitor the status of every email sent message - such as, if it has been opened by the receiver, as well as the time, date and length of time the receiver spent accessing the message and
(3) unlimited file size: Komodo mail will substantially reduce the time and bandwidth costs associated with sending large attachments. Since Komodo avoids standard file transfer technology which is employed by most messaging technologies, subscribers will be able to send multi-gigabyte attachments in a matter of seconds rather than hours.

The K series is designed to allow for elevated security levels according to the needs of the subscribers. The most elaborate and sophisticated level of the `K-Series' includes a virtual application environment allowing users to utilize a virtual desktop to create, alter and store personal documents and files within Komodo's secure and private network. The product offered in the KIII series is customizable by users, updated automatically, and impenetrable by outsiders.

Business Strategy
-----------------------
FOCUS ON PRODUCT DIFFERENTIATION Komodo's series of services is intended to be distinct in relation to current solutions offered by the industry. Designed as a set of premium security packages, the K-Series will target all segments of the marketplace that use email.

DEVELOP A SOLID REPUTATION OF PRODUCT RELIABILITY As a company that markets security and privacy solutions, it is crucial for Komodo to offer the highest levels of security and privacy available. Komodo will seek to partner with established organizations in like-minded businesses.

BUILD A DIVERSE CLIENT BASE Komodo is positioning the K-Series as an affordable solution for computer security and privacy and it is designed specifically for individuals and business consumers.

ESTABLISH IMAGE OF REVOLUTIONARY SECURITY Komodo will endeavor to foster a corporate culture of technological advancement and impenetrable security.

Business Development
---------------------------
Komodo has progressed substantially from a development perspective. During the past year, a computer network infrastructure has been created and the private email network has been built.

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

In the summer of 2000 we began experiencing financial difficulties due in part to the extreme downward price and volume fluctuations experienced by the stock market in general and the Internet-related and technology companies in particular. Our Board of Directors decided to cease operations and to change the objective of our company to seeking out prospective business opportunities to acquire or merge with.

On October 28, 2001 we negotiated the acquisition of a unique web based application in the virus protection arena for the Internet. The technology was in the rudimentary stage of development with no guarantee that it would ever be commercially viable.

On May 16th, 2002 we signed a Letter of Intent with International Telcom Solutions Inc. and was to prepare a Memorandum of Understanding to finalize the terms to acquire International Telcom Solutions Inc. within 30 days. We did not receive any financial documentation or any other due diligence material in the given time frame and, therefore, did not proceed any further with International Telcom Solutions Inc.

On June 2nd, 2002 we signed a Letter of Intent with The Magnetizer Group, Inc. and was to prepare an Acquisition Agreement within 30 days. The Magnetizer Group, Inc. advised us shortly thereafter that it was only prepared to sell one division and therefore the acquisition was no longer a viable business for us and was terminated.

EMPLOYEES/CONSULTANTS

We currently retain, through contracts with corporations, the services of two directors. In addition, through a Canadian management company, we employ six employees. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that our relationship with our employees is good.

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

Risks relating to ownership of our common stock

The price of our common stock is extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. Our stock is presently traded on the OTC Bulletin Board, although there is no assurance that a viable market will continue. The price of our common stock in the public market is highly volatile and may fluctuate substantially because of:

    * actual or anticipated fluctuations in our future business and operating results;
    *   changes in or failure to meet market expectations;
    * fluctuations in stock market price and volume, which are particularly common among securities of technology companies, particularly new start-up companies.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Our executive offices are located in Vancouver, B.C., Canada in a 4,757 square foot facility at a current monthly rent of $10,950. The lease expires in December 31, 2009. We do not own any real estate.

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

PRICE RANGE

YEAR ENDED MARCH 31, 2005:                                LOW     HIGH

                    1st Quarter ......................  $ 1.44   $ 1.89
                    2nd Quarter ......................    0.75     1.04
                    3rd Quarter ......................    0.72     1.01
                    4th Quarter ......................    0.64     1.20

YEAR ENDED MARCH 31, 2004:

                    1st Quarter ......................  $ 0.13   $ 0.20
                    2nd Quarter ......................    0.13     0.34
                    3rd Quarter ......................    1.25     1.40
                    4th Quarter ......................    0.90     1.25

                                                      ---------------

As of March 31, 2005 there were 986 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

Dividends
---------
We have never declared any cash dividends and do not anticipate paying such dividends in the near future. We anticipate all earnings, if any, over the next 12 to 24 months will be retained for future investments in business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. We are under no contractual restrictions in declaring or paying dividends to our common or preferred shareholders.

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

Recent Sales of "Unregistered" Securities
-----------------------------------------
The following unregistered securities have been issued since April 1st, 2004 and are previously disclosed in our quarterly reports on Form 10-QSB's unless otherwise noted:
                                  Valued
Date         No. of Shares Title    At          Reason
-----        ------------- ------ ------        --------
June 22/04     147,000     Common  $1.00   Private Placement
June 22/04      35,000     Common  $1.50   Private Placement
Aug. 4/04      500,000     Common  $0.35   Private Placement
Sep. 3/04      500,000     Common  $0.78   Private Placement
Oct. 7/04        5,000     Common  $1.10   Charitable Contribution
Nov. 17/04     375,000     Common  $0.90   Private Placement
Dec. 8/04       50,000     Common  $1.00   Private Placement
Jan. 10/05     375,000     Common  $0.90   Private Placement
Jan. 10/05   1,700,000     Common  $0.27   Services
Feb. 11/05     375,000     Common  $0.90   Private Placement
Feb. 11/05     170,000     Common  $1.00   Private Placement


The above noted shares were issued without registration under the Securities Act in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. Proceeds from the sale of stock were used for development of the Company's product and for general working capital.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS and PLAN OF OPERATION

Results of Operations

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004

     Revenues. We did not realize any revenues for the fiscal years ended March 31, 2004 and 2005. If we are successful in the beta testing of our products and services we expect to record our first revenues in the fiscal year ended March 31, 2006.

     General and administrative expenses. General and administrative expense increased to $793,568 for the year ended March 31, 2005 from $527,420 for the year ended March 31, 2004. The increase was primarily in research and development costs and consulting fees as we began our transition into the development of our new products and services. We incurred approximately $89,250 in research and development costs in the year ended March 31, 2005 compared to $26,000 in the prior year. Fees paid to outside consultants decreased from approximately $440,000 to approximately $366,000. Non cash compensation included in general and administrative expenses was $-0- and $252,261 for the years ended March 31, 2005 and 2004, respectively.

     Losses from Continuing Operations. Losses from continuing operations totaled $812,258 for the year ended March 31, 2005 as compared to losses of $533,608, for the year ended March 31, 2004. Included in the loss from continuing operations was interest expense of $2,434 compared to $-0- for the years ended March 31, 2004 and 2005, respectively.

     Losses from Discontinued Operations. In 1999 our Board of Directors voted to discontinue the mining operations due to a lack of funding and low precious metal prices. Losses from discontinued operations totaled $10,909,730. For both of the years ended March 31, 2005 and March 31, 2004 we had no losses from discontinued mining operations.

Liquidity and Capital Resources

     During the year ended March 31, 2005 we used cash of $860,026 for our operations compared to $216,730 in the prior year. The increase was due to our decision to begin the development of our new products and services. $97,121 of the cash used in 2005 was used to prepay for services. In 2004 a shareholder of the Company forgave $90,705 owed by us to her.

     We also used $125,524 and $81,485 of our cash to purchase computer equipment to be used in developing and operating our new products and services, in 2005 and 2004 respectively.

     We raised the cash for these purposes by selling shares of our common stock in private placements. In 2004 , we raised $504,999 through these private placements and we paid $55,500 in commissions to the individuals who raised the funds for us compared to $1,422,000 raised in 2005 for which $153,749 in fees were paid.

Plan of Operations

     Going Concern Issue. Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependent upon our ability to successfully attain profitable operations or to locate financing for our continued maintenance and operations. We currently do not have an established source of funds sufficient to cover our operating costs and accordingly there is substantial doubt about our ability to continue as a going concern. We are in the process of developing new products and services which we believe will be profitable and allow us to continue as a going concern. The development of these products is expected to require approximately $4,000,000 after which we expect to need approximately $5,000,000 for infrastructure creation and market introduction. We have raised approximately $2,000,000 of these funds through April 30, 2005. We are in the process of seeking the additional capital needed to meet these needs. There is no assurance that such funds will be available to us or that if they are available will be under terms which we can accept.

Certain Factors Affecting Future Operating Results

         This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the

Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements.

Recent Accounting Pronouncements

During the year ended March 31, 2005, the Company adopted the following accounting pronouncements:

         SFAS No. 123(R) -- In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) "Share-based payment". SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

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

         SFAS No. 151 -- In  November  2004,  the FASB issued SFAS No. 151 (SFAS
         151), "Inventory Costs". SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the Company as it does not have inventory.

         SFAS No. 153 -- In  December  2004,  the FASB issued SFAS No. 153 (SFAS
         153) "Exchange of Non-monetary assets". This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company's financial position or results of operations.

         FASB Interpretation No. 46(R) -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended March 31, 2005 and 2004 have all been examined to the extent indicated in their report by H J & Associates, LLC, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein under Item 14.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

None.


                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our executive officers and directors:

Name            Age   Position

Gordon Muir     52    Chief Executive Officer, Chairman of the Board, Director
Penny Perfect*  52    President, Director

*  Member of the audit committee

The Directors and Officers are elected and will serve until the next annual general meeting of the shareholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. All Officers serve at the will of the Board of Directors.

GORDON MUIR is a founding Director and has served as Chief Executive Officer since January, 2002. Mr. Muir has over twenty years experience in upper level management in a variety of industries particularly in technology development and software design and implementation fields. He currently is the Chairman of the Board and the Chief Technology Officer of AlphaTrade.com

PENNY PERFECT has served as a Director since June 27, 2003 and was appointed as President on May 1, 2005. Ms. Perfect has an established career in the financial industry. She is currently the CEO and President of AlphaTrade.com.

Compliance with Section 16 of the Exchange Act.

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended March 31, 2005, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2004 and 2005 by the Chief Executive Officer and President. Titles shown on the table are titles held at March 31, 2005. The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We have no long term compensation benefits other than stock options.

                           SUMMARY COMPENSATION TABLE

                         Annual Compensation                   Long Term and Other
                         -------------------                   Compensation
                                                               -----------------------
                                                               Number of
                                                               Securities  All Other
Name and                 Fiscal                 Other Annual   Underlying Compensation
Principal Positions      Year   Salary   Bonus Compensation(3) Options    (2)
------------------------ ------ -------- ----- --------------- ---------- ------------

Gordon J. Muir           2005   $240,000 -----      -----        ------      -----
Chief Executive Officer  2004   $120,000 -----      -----       500,000      -----

Penny Perfect            2005   $97,500  -----      -----        ------      -----
President                2004   $60,000  -----      -----       500,000      -----

Bonuses and Deferred Compensation

None of the Directors or executive officers received a bonus or deferred compensation other than as noted above.

Other compensation:  none

Other Director Compensation

Directors receive no cash compensation for their services as directors, other than reimbursement for certain expenses in connection with attendance at board meetings.

Stock Incentive Plans

Stock Incentive Plans were adopted in 2002, 2003 and 2004 authorizing the issuance of the following shares to the Directors, Employees and Consultants of which the unexercised balances are as follows:

                  Exercise            Number         Number
                   Price            Authorized     Outstanding

2002 Plan          $0.21             1,000,000     1,000,000
2003 Plan          $0.14             1,150,000     1,150,000
2004 Plan          $0.77             1,300,000     1,300,000

All directors, employees and consultants are eligible to participate in the above noted Stock Option Plans. The options vest over a five year period. The Plan is administered by the Board of Directors.

Advances

         The Company has become aware that a director may have inadvertently received an advance on the consulting fee due to his corporation. The corporation is to be compensated under the terms of its consulting contract by a fixed monthly payment. The Company makes the payments through cash payments and through the use of debit cards for personal purchases by the director. The timing of the payments and debit card charges resulted in an amount that exceeded the amount due under the terms of the contract at March 31, 2005. Because the directors had the use of these funds prior to when the funds were due to him, the transactions could possibly be considered as advances that are not permissible under Section 402 of the Sarbanes-Oxley Act of 2002. Section 402 prohibits a company from extending or maintaining credit, either directly or indirectly, in the form a personal loan to or for any director or executive officer. The over paid amounts were earned, under the terms of the consulting agreement, in the period subsequent to March 31, 2005 and no over payment currently exists.

         Although the Company did not make any loans to its directors or executive officers, the personal use of debit cards drawn against the Company account and the cash payments may be construed as a loan if they exceed the amount due under the consulting contracts. In order to remedy the situation, all amounts due from debit card transactions, not otherwise covered by the directors' salaries, have been repaid to the Company. The Company has also initiated a stringent policy that will prohibit the use of debit cards and limit the use of Company credit cards, although no Company credit cards are currently issued to only allowable business expenses incurred in the normal course of business. The Company will also implement accounting controls that will monitor consulting fee transactions in order to prevent any similar over payments from being made in the future. The Company already has in place, and will reiterate the policy of a strict prohibition against any loan or advance made to a director or executive officer that is not solely for a clear business purpose in the ordinary course of the Company's business.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the stock ownership as of March 31, 2005, of: (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock; and (ii) directly or indirectly by each director, by each person who was an executive officer during the fiscal year ending March 31, 2005 and by directors and executive officers as a group:

                                     Shares
                                     Beneficially
Name of Beneficial Owner             Owned(1)(2)       Percent (2)
------------------------             -----------       -------
Gordon Muir                          6,949,133(3)      38%
Suite 1322 - 1111 W. Georgia St.
Vancouver, B.C.

Penny Perfect                        6,759,732(4)      37%
Suite 1322 - 1111 W. Georgia St.
Vancouver, B.C.

Ms. Perfect and Mr. Muir are spouses. Accordingly, each spouse's holdings may also be deemed to be beneficially owned by the other.

All executive officers and directors
as a group (two persons)(5)          13,708,865        60%

Class A Preferred

All executive officers and directors
as a group                            1,750,000        88%

(1) The above noted disclosure should not be construed as an admission that each executive officer or director is the beneficial owner of these shares of common stock and is calculated separately for each person on the basis of the actual number of outstanding shares beneficially owed as of March 31, 2005 and assumes the conversion of preferred shares held by such person (but not by anyone else).
(2) The percentages shown are calculated based upon 14,093,793 shares of common stock outstanding on March 31, 2005 plus that number of preferred shares that may be converted by a particular person or persons, but not anyone else.
(3) Includes direct and indirect ownership and includes 4,375,000 shares to be issued upon the conversion of preferred shares.
(4) Includes direct and indirect ownership and includes 4,375,000 shares to issued upon the conversion of preferred shares.
(5) Includes 8,750,000 shares to be issued upon the conversion of preferred shares.

PREFERRED SHARES

We have authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. 2,000,000 shares of the preferred stock have been issued as a Class "A" issuance. Each share is convertible into 5 shares of common stock at $0.01 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transaction with Management and Others

During the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which we or any of our subsidiaries were or are to be a party, in which the amount involved exceeds $60,000 and in which any promoter, founder, director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

ITEM 13. EXHIBITS

             The following exhibits are included herein, except for the exhibits marked with a footnote, which are incorporated herein by reference and can be found in the appropriate document referenced.

    (a)      Exhibits

    Exhibit No.   Exhibit Name
    -----------   ------------
      3.1(1)      Initial Articles of Incorporation dated September 20, 1984
      3.2(1)      By-laws
      3.3(1)      Certificate of Amendment changing the name of the company to
                  "Thermacor Technology Inc." (10/15/85)
      3.4(1)      Certificate of Amendment authorizing the number of shares to vote on an Amendment to the Articles of Incorporation as
                  891,000 (12/6/85)
      3.5(1)      Certificate of Amendment changing the name of the company to
                  Applied Technology, Inc, effecting a one for fifty reverse split, and thereafter increasing the authorized capital to
                  15,000,000 shares of common stock (05/16/94)
      3.6(1)      Certificate of Amendment changing the name of the company to
                  Golden Panther Resources, Ltd., and increasing the authorized capital to 50,000,000 shares of common stock (03/17/97)
      3.7(1)      Certificate of Amendment increasing the authorized capital to
                  100,000,000 shares of common stock, par value $0.001;
                  10,000,000 shares of preferred stock, par value $0.10
                  (11/19/97)
      3.8(1)      Certificate of Amendment changing the name of the company to
                  "Panther Resources Ltd." (03/10/98)
      3.9(1)      Certificate of Amendment changing the name of the company to
                  Applied Technology, Inc, effecting a one for ten reverse
                  split, the authorized capital and preferred stock were not subject to the reverse split (06/15/99)
      3.10(1)     Certificate of Amendment changing the name of the company to
                  "PhantomFilm.com" (06/15/99)
      3.11(1)     Certificate of Amendment changing the name of the company to
                  "Komodo, Inc." (10/02/01)
      31.1        Certification of C.E.O. and Principal Financial Officer
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      32.1        Certification of C.E.O. and Principal Financial Officer
                  Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002
      -----------------------
    (b)      Reports on Form 8-K

             None

Item 14. Principal Accountant Fees and Services

      The following is a summary of the fees billed to us by HJ & Associates, LLC for professional services rendered for the fiscal years ended March 31, 2005 and March 31, 2004:

             Fee Category          Fiscal 2005 Fees   Fiscal 2004 Fees
      -------------------------    ----------------   ----------------
      Audit Fees ..............    $14,434.14          $14,895.81
      Audit-Related Fees ......         --                 --
      Tax Fees ................         --                 --
      All Other Fees ..........         --                 --
                                   ----------         ----------
      Total Fees ..............    $14,434.14          $14,895.81

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

                                  KOMODO, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 March 31, 2005

                                 C O N T E N T S



Report of Independent Registered Public Accounting Firm..................... 3

Balance Sheet............................................................... 4

Statements of Operations.................................................... 5

Statements of Stockholders' Equity ......................................... 6

Statements of Cash Flows................................................... 15

Notes to the Financial Statements.......................................... 17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


The Board of Directors
Komodo, Inc.
(A Development Stage Company)
Vancouver, B.C. Canada

We have audited the accompanying balance sheet of Komodo, Inc. (a development stage company) as of March 31, 2005 and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2005 and 2004 and for the period from inception on November 10, 1995 through March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Komodo, Inc. (a development stage company) as of March 31, 2005 and the results of its operations and its cash flows for the years ended March 31, 2005 and 2004 and for the period from inception on November 10, 1995 through March 31, 2005 in conformity with United States generally accepted accounting principles.

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



HJ & Associates, LLC
Salt Lake City, Utah
June 2, 2005

                                  KOMODO, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS
                                     ------
                                                                     March 31,
                                                                       2005
                                                                  -------------
CURRENT ASSETS

 Cash                                                             $    583,609
 Related party receivable                                               51,559
 Prepaid expenses                                                       70,000
                                                                  ------------
   Total Current Assets                                                705,168
                                                                  ------------
FIXED ASSETS, NET (Note 2)                                             184,614
                                                                  ------------
   TOTAL ASSETS                                                   $    889,782
                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES

 Accounts payable and accrued liabilities                         $     22,565
 Accounts payable and accrued liabilities-related parties (Note 6)      57,800
 Reserve for discontinued operations                                   205,676
                                                                  ------------
     Total Current Liabilities                                         286,041
                                                                  ------------
       Total Liabilities                                               286,041
                                                                  ------------
STOCKHOLDERS' EQUITY

 Preferred stock: 10,000,000 shares authorized of $0.001
  par value, 2,000,000 shares issued and outstanding                     2,000
 Common stock: 100,000,000 shares authorized of $0.001 par
  value, 14,093,793 shares issued and outstanding                       14,094
 Additional paid-in capital                                         15,362,303
 Stock subscriptions receivable                                       (565,000)
 Deficit accumulated during the development stage                  (14,209,656)
                                                                  ------------
   Total Stockholders' Equity                                          603,741
                                                                  ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    889,782
                                                                  ============








   The accompanying notes are an integral part of these financial statements.
                                       4

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                                                    From
                                                                Inception on
                                    For the Years Ended         November 10,
                                         March 31,              1995 Through
                                    --------------------------    March 31,
                                        2005         2004           2005
                                    ------------ -------------  -------------
REVENUES                            $         -  $          -   $          -
                                    -----------  ------------   ------------
EXPENSES

 Impairment of asset                          -            50             50
 Research and development                89,250        26,000        115,250
 Depreciation and amortization           18,690         3,704        192,932
 General and administrative             704,318       501,420      2,986,230
                                    -----------  ------------   ------------
   Total Expenses                       812,258       531,174      3,294,462
                                    -----------  ------------   ------------
LOSS FROM OPERATIONS                   (812,258)     (531,174)    (3,294,462)
                                    -----------  ------------   ------------
OTHER (EXPENSE)

 Interest expense                             -        (2,434)        (5,464)
                                    -----------  ------------   ------------
   Total Other (Expense)                      -        (2,434)        (5,464)
                                    -----------  ------------   ------------
LOSS BEFORE DISCONTINUED
 OPERATIONS                            (812,258)     (533,608)    (3,299,926)

LOSS FROM DISCONTINUED
 OPERATIONS (Note 4)                          -             -    (10,909,730)
                                    -----------  ------------   ------------
NET LOSS                            $  (812,258) $   (533,608)  $(14,209,656)
                                    ===========  ============   ============
BASIC LOSS PER SHARE OF
 COMMON STOCK                       $     (0.07) $      (0.06)
                                    ===========  ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           11,272,735     8,523,141
                                    ===========  ============













   The accompanying notes are an integral part of these financial statements.
                                       5

                                  KOMODO, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

                                                                                                       Deficit
                        Preferred                                                                    Accumulated
                          Stock     Common Stock  Additional    Stock                     Other      During the
                      ------------- -------------  Paid-In   Subscription   Deferred   Comprehensive Development
                      Shares Amount Shares Amount  Capital    Receivable  Compensation  Income(Loss)    Stage
                      ------ ------ ------ ------ ---------- ------------ ------------ ------------- -----------
Balance at
November 10, 1995
  (Inception)              - $    -      - $    - $        - $          - $          - $          -  $         -

Common stock issued
for cash at
approximately $0.00
per share                  -      -      -      -          -            -            -            -            -

Currency translation
adjustment                 -      -      -      -          -            -            -       (1,230)           -

Net loss for the year
ended March 31, 1996       -      -      -      -          -            -            -            -     (157,549)
                      ------ ------ ------ ------ ---------- ------------ ------------ ------------  -----------
Balance,
March 31, 1996             -      -      -      -          -            -            -       (1,230)    (157,549)

Common stock issued
for cash at
approximately $28.32
per share                  -      - 38,467     39  1,089,448            -            -            -            -

Common stock issued
for services at
approximately $57.08
per share                  -      -  1,534      2     87,554            -            -            -            -

Currency translation
adjustment                 -      -      -      -          -            -            -        8,542            -

Net loss for the year
ended March 31, 1997       -      -      -      -          -            -            -            -   (1,388,389)
                      ------ ------ ------ ------ ---------- ------------ ------------ ------------  -----------
Balance,
March 31, 1997             - $    - 40,001 $   41 $1,177,002 $          - $          - $      7,312  $(1,545,938)
                      ------ ------ ------ ------ ---------- ------------ ------------ ------------  -----------







   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)

                                                                                                             Deficit
                          Preferred                                                                         Accumulated
                            Stock        Common Stock   Additional    Stock                      Other      During the
                      ------------------ --------------  Paid-In   Subscription   Deferred    Comprehensive Development
                       Shares    Amount  Shares  Amount   Capital    Receivable  Compensation  Income(Loss)    Stage
                      --------- -------- ------- ------ ---------- ------------  ------------ ------------- -----------
Balance,
March 31, 1997                - $      -  40,001 $   41 $1,177,002 $          -  $          - $       7,312 $(1,545,938)

Recapitalization
(Note 1)                      -        - 164,120    164    393,898            -             -             -           -

Common stock issued
for cash at
 approximately $34.65
per share                     -        -  81,435     82  2,822,045     (100,000)            -             -           -

Common stock issued
for services at
approximately $26.28
per share                     -        -  44,887     45  1,179,581     (154,281)            -             -           -

Issuance of warrants          -        -       -      -     17,220            -             -             -           -

Common stock issued for
debt at approximately
$19.51 per share              -        -  51,040     51    995,668            -             -             -           -

Common stock issued for
mineral properties at
$74.99 per share              -        -   7,334      7    549,993            -             -             -           -

Preferred stock
issued for services
at $0.18 per share    2,000,000  200,000       -      -    160,000            -             -             -           -

Currency translation
adjustment                    -        -       -      -          -            -             -       260,719           -

Net loss for the
year ended
March 31, 1998                -        -       -      -          -            -             -             -  (3,332,577)
                      --------- -------- ------- ------ ---------- ------------  ------------ ------------- -----------
Balance,
March 31, 1998        2,000,000 $200,000 388,817 $  390 $7,295,407 $   (254,281) $          - $     268,031 $(4,878,515)
                      --------- -------- ------- ------ ---------- ------------  ------------ ------------- -----------




   The accompanying notes are an integral part of these financial statements.
                                       7

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)

                                                                                                               Deficit
                          Preferred                                                                          Accumulated
                            Stock        Common Stock   Additional     Stock                      Other       During the
                      ------------------ --------------  Paid-In    Subscription    Deferred    Comprehensive Development
                       Shares    Amount  Shares  Amount   Capital    Receivable   Compensation  Income(Loss)    Stage
                      --------- -------- ------- ------ ----------- ------------  ------------ ------------- -------------
Balance,
March 31, 1998        2,000,000 $200,000 388,817 $  390 $ 7,295,407 $  (254,281)  $          - $     268,031 $ (4,878,515)

Common stock issued
for cash at
approximately $10.72
per share                     -        - 114,178    114   1,224,166           -              -             -            -

Common stock issued
for services at
approximately $10.97
per share                     -        - 136,363    137   1,495,085           -              -             -            -

Receipt of subscription
receivable                    -        -       -      -           -     254,281              -             -            -

Common stock issued for
debt at approximately
$15.00 per share              -        -   1,600      2      23,998           -              -             -            -

Currency translation
adjustment                    -        -       -      -           -           -              -      (268,031)           -

Net loss for the year
ended March 31, 1999          -        -       -      -           -           -              -             -   (6,031,215)
                      --------- -------- ------- ------ ----------- -----------   ------------ ------------- ------------
Balance,
March 31, 1999        2,000,000 $200,000 640,958 $  643 $10,038,656 $         -   $          - $           - $(10,909,730)
                      --------- -------- ------- ------ ----------- -----------   ------------ ------------- ------------















   The accompanying notes are an integral part of these financial statements.
                                       8

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)

                                                                                                               Deficit
                          Preferred                                                                          Accumulated
                            Stock        Common Stock   Additional     Stock                      Other       During the
                      ------------------ --------------  Paid-In    Subscription    Deferred    Comprehensive Development
                       Shares    Amount  Shares  Amount   Capital    Receivable   Compensation  Income(Loss)    Stage
                      --------- -------- ------- ------ ----------- ------------  ------------ ------------- -------------
Balance,
March 31, 1999        2,000,000 $200,000 640,958 $  643 $10,038,656 $         -   $          - $           - $(10,909,730)

Common stock issued
for debt at $5.31
per share                     -        -  98,160     98     520,848           -              -             -            -

Common stock issued
for cash at $3.75
per share                     -        -  13,334     13      49,987           -              -             -            -

Common stock issued
for services at
approximately $3.48
per share                     -        - 158,972    159     553,732           -              -             -            -

Common stock issued
for license at $3.75
per share                     -        -  33,334     33     124,967           -              -             -            -

Cancellation of
common stock                  -        -    (334)    (1)     (3,749)          -              -             -            -

Change in par value
of preferred stock            - (198,000)      -      -     198,000           -              -             -            -

Net loss for the
year ended
March 31, 2000                -        -       -      -           -           -              -             -     (796,123)
                      --------- -------- ------- ------ ----------- -----------   ------------ ------------- ------------
Balance,
March 31, 2000        2,000,000 $  2,000 944,424 $  945 $11,482,441 $         -   $          - $           - $(11,705,853)
                      --------- -------- ------- ------ ----------- -----------   ------------ ------------- ------------











   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)

                                                                                                                Deficit
                          Preferred                                                                            Accumulated
                            Stock          Common Stock   Additional     Stock                      Other       During the
                      ------------------ ----------------  Paid-In    Subscription    Deferred   Comprehensive Development
                       Shares    Amount    Shares  Amount   Capital    Receivable   Compensation  Income(Loss)    Stage
                      --------- -------- --------- ------ ----------- ------------  ------------ ------------- -------------
Balance,
March 31, 2000        2,000,000 $  2,000   944,424 $  945 $11,482,441 $          -  $          - $           - $(11,705,853)

Stock issued for
services at $0.60
per share                     -        -    13,334     13       7,987            -             -             -            -

Stock issued for
cash at $0.04
per share                     -        -   649,233    649      23,697      (24,346)            -             -            -

Additional expense
through extension
and revaluation of
warrants                      -        -         -      -      51,761            -             -             -            -

Net loss for the
year ended
March 31, 2001                -        -         -      -           -            -             -             -      (75,091)
                      --------- -------- --------- ------ ----------- ------------  ------------ ------------- ------------
Balance,
March 31, 2001        2,000,000 $  2,000 1,606,991 $1,607 $11,565,886 $    (24,346) $          - $           - $(11,780,944)
                      --------- -------- --------- ------ ----------- ------------  ------------ ------------- ------------





















   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)

                                                                                                                Deficit
                          Preferred                                                                            Accumulated
                            Stock          Common Stock   Additional     Stock                      Other       During the
                      ------------------ ----------------  Paid-In    Subscription    Deferred   Comprehensive Development
                       Shares    Amount    Shares  Amount   Capital    Receivable   Compensation  Income(Loss)    Stage
                      --------- -------- --------- ------ ----------- ------------  ------------ ------------- -------------
Balance,March 31,2001 2,000,000 $  2,000 1,606,991 $1,607 $11,565,886 $   (24,346)  $          - $           - $(11,780,944)

August 15, 2001 to
January 23, 2002, stock
issued for cash at
$0.04 to $0.25 per share      -        - 1,206,668  1,207     236,543    (237,750)             -             -            -

May 4, 2001 to February
20, 2002, cash received
on stock subscription         -        -         -      -           -      11,510              -             -            -

September 30, 2001,stock
subscription receivable
satisfied by reduction of
accounts payable-related      -        -         -      -           -       3,575              -             -            -

March 31, 2002,
write-off subscription
receivable                    -        -         -      -           -         250              -             -            -

August 15, 2001 to
October 15, 2001, stock
issued for services at
$0.02 to $0.25 per share      -        - 2,271,671  2,272     150,978           -              -             -            -

October 15,2001, stock
issued for deferred
compensation at $0.25
per share                     -        - 1,359,000  1,359     338,391           -       (339,750)            -            -

April 1, 2001 to May 31,
2002, services rendered for
referred compensation         -        -         -      -           -           -        110,000             -            -

September 27,2001, stock
issued for payment of
accounts payable              -        -   469,333    469       8,331           -              -             -            -

October 28,2001, stock
issued for purchase of
technology                    -        -   200,000    200        (150)          -              -             -            -
                      --------- -------- --------- ------ ----------- -----------   ------------ ------------- ------------
Balance forward       2,000,000 $  2,000 7,113,663 $7,114 $12,299,979 $  (246,761)  $   (229,750)$           - $(11,780,944)
                      --------- -------- --------- ------ ----------- -----------   ------------ ------------- ------------

   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)

                                                                                                                      Deficit
                                Preferred                                                                            Accumulated
                                  Stock          Common Stock   Additional     Stock                      Other       During the
                            ------------------ ----------------  Paid-In    Subscription    Deferred   Comprehensive Development
                             Shares    Amount    Shares  Amount   Capital    Receivable   Compensation  Income(Loss)    Stage
                            --------- -------- --------- ------ ----------- ------------  ------------ ------------- -------------
Balance forward             2,000,000 $  2,000 7,113,663 $7,114 $12,299,979 $  (246,761)  $  (229,750) $           - $(11,780,944)

October 15, 2001,
additional expense
through issuance of
warrants                            -        -         -      -     428,600           -             -              -            -

Fractional shares
issued                              -        -     7,937      8          (8)          -             -              -            -

Net loss for the
year ended
March 31, 2002                      -        -         -      -           -           -             -              -     (720,206)
                            --------- -------- --------- ------ ----------- -----------   -----------  ------------- ------------
Balance, March 31, 2002     2,000,000    2,000 7,121,600  7,122  12,728,571    (246,761)     (229,750)             -  (12,501,150)

May 13, 2002, stock issued
for services at $0.60 per share     -        -    20,000     20      11,980           -             -              -            -

September 27, 2002,
stock issued for services
at $0.21 per share                  -        -   400,000    400      83,600           -             -              -            -

April 1, 2002 to December
31,2002, services rendered
for deferred compensation           -        -         -      -           -           -       229,750              -            -

Fractional share correction         -        -    (3,140)    (3)          3           -             -              -            -

Reduction in stock subscription
receivable for services
performed by related parties        -        -         -      -           -      10,250             -              -            -

Net loss for the year
ended March 31, 2003                -        -         -      -           -           -             -              -     (362,640)
                            --------- -------- --------- ------ ----------- -----------   -----------  ------------- ------------
Balance, March 31, 2003     2,000,000    2,000 7,538,460  7,539  12,824,154    (236,511)            -              -  (12,863,790)

September 30, 2003,
additional expense through
issuance of options                 -        -         -      -      15,750           -             -              -            -
                            --------- -------- --------- ------ ----------- -----------   -----------  ------------- ------------
Balance Forward             2,000,000 $  2,000 7,538,460 $7,539 $12,839,904 $  (236,511)  $         -  $           - $(12,863,790)
                            --------- -------- --------- ------ ----------- -----------   -----------  ------------- ------------

   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)

                                                                                                                        Deficit
                                Preferred                                                                              Accumulated
                                  Stock          Common Stock     Additional     Stock                      Other       During the
                            ----------------- ------------------    Paid-In  Subscription     Deferred   Comprehensive Development
                             Shares    Amount   Shares    Amount    Capital    Receivable   Compensation  Income(Loss)    Stage
                            --------- ------- ---------- ------- ----------- ------------  ------------ ------------- -------------
Balance Forward             2,000,000 $ 2,000  7,538,460 $ 7,539 $12,839,904 $  (236,511)  $         -  $           - $(12,863,790)
October 15, 2003, issuance
  of common stock for stock
  subscription receivable
  at $0.01 per share                -       -  1,500,000   1,500     148,500    (150,000)            -              -            -

November 14, 2003, common
  stock issued for cash at
  $0.50 per share                   -       -    450,000     450     224,550           -             -              -            -

November 28, 2003, common
  stock issued for cash at
  $0.75 per share                   -       -    373,333     373     279,626           -             -              -            -

Debt forgiven by a shareholder      -       -          -       -      90,705           -             -              -            -

Services rendered as payment on
  stock subscription receivable     -       -          -       -           -      49,011             -              -            -

Write off of stock
  subscription receivable           -       -          -       -           -     187,500             -              -            -

Stock offering costs                -       -          -       -     (55,500)          -             -              -            -

Net loss for the year
  ended March 31, 2004              -       -          -       -           -           -             -              -     (533,608)
                            --------- ------- ---------- ------- ----------- -----------   -----------  ------------- ------------
Balance, March 31, 2004     2,000,000   2,000  9,861,793   9,862  13,527,785    (150,000)            -              -  (13,397,398)

June 22, 2004, common
  stock issued for cash
  at $1.00 per share                -       -    147,000     147     146,853           -             -              -            -

June 22, 2004, common
  stock issued issued for
  cash at $1.50 per share           -       -     35,000      35      52,465           -             -              -            -
                            --------- ------- ---------- ------- ----------- -----------   -----------  ------------- ------------

Balance Forward             2,000,000 $ 2,000 10,043,793 $10,044 $13,727,103 $  (150,000) $          -  $           -  (13,397,398)
                            --------- ------- ---------- ------- ----------- -----------   -----------  ------------- ------------



   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)

                                                                                                                        Deficit
                                Preferred                                                                              Accumulated
                                  Stock          Common Stock     Additional     Stock                      Other       During the
                            ----------------- ------------------    Paid-In  Subscription     Deferred   Comprehensive Development
                             Shares    Amount   Shares    Amount    Capital    Receivable   Compensation  Income(Loss)    Stage
                            --------- ------- ---------- ------- ----------- ------------  ------------ ------------- -------------
Balance Forward             2,000,000 $ 2,000 10,043,793 $10,044 $13,727,103 $  (150,000) $          -  $           -  (13,397,398)

August 4, 2004, common stock
  issued for stock subscription
  receivable at $0.35 per share     -       -    500,000     500     174,500    (175,000)            -              -            -

September 3, 2004, common
  stock issued for stock
  subscription receivable
  at $0.78 per share                -       -    500,000     500     389,500    (390,000)            -              -            -

October 10, 2004, common
  stock issued for
  charitable donation
  at $1.10 per share                -       -      5,000       5       5,495           -             -              -            -

November 17, 2004, common
  stock issued for cash
  at $0.90 per share                -       -    375,000     375     337,125           -             -              -            -

December 8, 2004, common
  stock issued for cash
  at $1.00 per share                -       -     50,000      50      49,950           -             -              -            -

January 10, 2005, common
  stock issued for services
  at $0.83 per share                -       -  1,700,000   1,700   1,409,300           -             -              -            -

January and February, 2005,
  common stock issued for cash
  at $0.90 per share                -       -    750,000     750     674,250           -             -              -            -

Cash received on stock
 subscription receivable            -       -          -       -           -     150,000             -              -            -

February 28, 2005, common
  stock issued for cash at
  $1.00 per share                   -       -    170,000     170     169,830           -             -              -            -

Stock offering costs                -       -          -       -  (1,574,750)          -             -              -            -

Net loss for the year ended
  March 31, 2005                    -       -          -       -           -           -             -              -     (812,258)
                            --------- ------- ---------- ------- ----------- -----------   -----------  ------------- ------------

Balance, March 31, 2005     2,000,000 $ 2,000 14,093,793 $14,094 $15,362,303 $  (565,000)  $         -  $           - $(14,209,656)
                            ========= ======= ========== ======= =========== ===========   ===========  ============= ============

   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                             From
                                                                                         Inception on
                                                              For the Years Ended        November 10,
                                                                    March 31,            1995 Through
                                                         ----------------------------      March 31,
                                                              2005            2004            2005
                                                         ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                              $   (812,258)   $   (533,608)   $(14,209,656)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation and amortization expense                     18,690           3,704         216,415
     Stock issued for services and donations                    5,500             -         3,781,023
     Stock issued for payment of accounts payable                 -               -             8,800
     Bad debt expense                                             -               -           224,941
     Write-off mineral property                                   -               -         3,914,434
     Write-off stock subscription receivable                      -               -               250
     Services rendered for deferred compensation                  -               -           339,750
     Services performed to reduce stock subscription
      receivable                                                  -           236,511         246,761
     Warrants and options granted below market value              -            15,750         513,331
     Currency translation adjustment                              -               -          (168,626)
     Impairment of asset                                          -                50              50
     Forgiveness of debt by shareholder                           -            90,705          90,705
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable
       and accounts receivable-related parties                (51,559)            -          (264,871)
     (Increase) decrease in deposits and
       prepaid expenses                                       (45,562)        (24,228)       (155,365)
     Increase (decrease) in accounts payable
       and accounts payable -related parties                   31,374         (18,249)        201,896
     Increase (decrease) in stock subscription payable        (10,000)         10,000             -
     Increase in accrued liabilities                            3,789           2,435             760
     Increase in reserve for discontinued operations              -               -           269,718
                                                         ------------    ------------    ------------

       Net Cash Used by Operating Activities                 (860,026)       (216,930)     (4,989,684)
                                                         ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                  (125,524)        (81,485)       (356,023)
   Purchase of mineral property and deferred
    exploration costs                                             -               -        (2,762,539)
                                                         ------------    ------------    ------------

       Net Cash Used by Investing Activities                 (125,524)        (81,485)     (3,118,562)
                                                         ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Stock offering costs                                      (153,749)        (55,500)       (209,249)
   Cash received on stock subscription                        150,000             -           161,510
   Change in cash overdraft                                       -              (176)            -
   Proceeds from common stock                               1,422,000         504,999       7,267,174
   Proceeds on notes payable                                      -               -         1,472,420
                                                         ------------    ------------    ------------

       Net Cash Provided by Financing Activities            1,418,251         449,323       8,691,855
                                                         ------------    ------------    ------------

NET INCREASE IN CASH                                          432,701         150,908         583,609

CASH AT BEGINNING OF PERIOD                                   150,908             -               -
                                                         ------------    ------------    ------------

CASH AT END OF PERIOD                                    $    583,609    $    150,908    $    583,609
                                                         ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)


                                                                                             From
                                                                                         Inception on
                                                              For the Years Ended        November 10,
                                                                    March 31,            1995 Through
                                                         ----------------------------      March 31,
                                                              2005            2004            2005
                                                         ------------    ------------    ------------
       CASH PAID FOR:

         Interest                                        $         -     $         -     $       114
         Income taxes                                    $         -     $         -     $         -

       NON-CASH FINANCING ACTIVITIES

         Common stock issued for acquisition             $         -     $         -     $   394,062
         Common stock issued for debt conversion         $         -     $         -     $ 1,210,719
         Common stock issued for mineral properties      $         -     $         -     $   550,000
         Common stock issued for services and donations  $     5,500     $         -     $ 3,781,023
         Common stock issued for license                 $         -     $         -     $   125,000
         Common stock issued for subscription            $         -     $   150,000     $   387,750
         Common stock issued for payment of
          accounts payable                               $         -     $         -     $     8,800
         Services performed by related parties for the
          reduction in stock subscription receivable     $         -     $   236,511     $   246,761


















   The accompanying notes are an integral part of these financial statements.
                                       16

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2005 and 2004

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

              Golden Panther Resources Ltd. (pre-merger) (GPR) was incorporated under the Company Act of British Columbia on November 10, 1995 as 508556 B.C. Ltd. and changed its name to Golden Panther Resources Ltd. on March 28, 1996.

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

              The Company is in the development stage and has generated no revenue. It has been funded primarily through stock sales and loans from officers and shareholders. The Company's prospects are subject to the risks, expenses, and uncertainties frequently encountered in the software development industry.
                                       17

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2005 and 2004


NOTE 2 -      SIGNIFICANT ACCOUNTING POLICIES

              a.  Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 year-end.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2005 and 2004


NOTE 2 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              b.  Basic Loss Per Share

                                          For the Year Ended
                                            March 31, 2005
                     ----------------------------------------------------------
                         Loss                  Shares                Per Share
                      (Numerator)          (Denominator)               Amount
                     -------------         -------------            -----------

                     $   (812,258)           11,272,735              $   (0.07)
                     ============            ==========              =========

                                          For the Year Ended
                                            March 31, 2004
                     ----------------------------------------------------------
                         Loss                  Shares                Per Share
                      (Numerator)          (Denominator)               Amount
                     -------------         -------------            -----------

                     $   (533,608)            8,523,141              $   (0.06)
                     ============            ==========              =========

              The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2005 and 2004


NOTE 2 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

              Net deferred tax assets consist of the following components as of March 31, 2005 and 2004:

                                                       2005             2004
                                                   -----------      -----------

              Deferred tax assets
                  NOL Carryover                    $ 1,891,351      $ 1,730,700

              Deferred tax liabilities:
                  Depreciation                         (43,830)         (16,020)

              Valuation allowance                   (1,847,521)      (1,714,680)
                                                   -----------      -----------

              Net deferred tax asset               $         -      $         -
                                                   ===========      ===========


              The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended March 31, 2005 and 2004 due to the following:

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2005 and 2004


NOTE 2 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              c. Provision for Taxes (Continued)


                                                       2005             2004
                                                   -----------      -----------
              Book loss                            $  (316,781)     $  (208,107)
              Beneficial services                            -           73,125
              Depreciation                                   -             (678)
              Meals and entertainment                    4,995                -
              Stock for services/options expense       178,945            6,140
              Valuation allowance                      132,841          129,520
                                                   -----------      -----------

                                                   $         -      $         -
                                                   ===========      ===========

              At March 31, 2005, the Company had net operating loss carryforwards of approximately $4,849,000 that may be offset against future taxable income from the year 2005 through 2024. No tax benefit has been reported in the March 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2005 and 2004


NOTE 2 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

              g.  Fair Value of Financial Instruments

              As at March 31, 2005, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

              h.  Newly Issued Accounting Pronouncements

              During the year ended March 31, 2005, the Company adopted the following accounting pronouncements:

              SFAS No. 123(R) -- In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) "Share-based payment". SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

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

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2005 and 2004

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

              SFAS No. 151 -- In November 2004, the FASB issued SFAS No. 151 (SFAS 151), "Inventory Costs". SFAS 151 amends ARB No. 43, Chapter
              4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the company as it does not have inventory.

              SFAS No. 153 -- In December 2004, the FASB issued SFAS No. 153 (SFAS 153) "Exchange of Non-monetary assets". This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company's financial position or results of operations.

              FASB Interpretation No. 46(R) -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2005 and 2004


  NOTE 2 -    SIGNIFICANT ACCOUNTING POLICIES (Continued)

              h.  Newly Issued Accounting Pronouncements (Continued)

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

              i. Fixed Assets

              Fixed assets are recorded as cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over their useful lives, primarily 5 years. Property and equipment consisted of the following:

                                                                  March 31,
                                                                    2005

                                    Office equipment            $    207,008
                                    Accumulated depreciation         (22,394)
                                                                ------------

                                                                $    184,614
                                                                ============

              Depreciation expense from continuing operations for the years ended March 31, 2005 and 2004 was $18,690 and $3,704, respectively.

              j. Concentration of Risk

              Financial instruments which potentially subject the Company to credit risk consist primarily of cash in bank accounts. The Company maintains its cash in a bank deposit account insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company's accounts, at times, may exceed federally insured limits.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2005 and 2004

NOTE 2 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              k. Valuation and Measurement of Equity Instruments

              Except for transactions with employees that are within the scope of APB Opinion 25, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Additionally, in accordance with EITF 96-18, the Company has determined that the dates used to value the transaction are either (1) the date at which a commitment for performance by the counter party to earn the equity instruments is reached (a "performance commitment"); or (2) the date at which the counter party's performance is complete.

              l. Stock Options

              As permitted by FASB Statement 123 as amended by FASB Statement 148 "Accounting for Stock Based Compensation," the Company has elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

NOTE 3 -      GOING CONCERN

              The Company's financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not an established a reliable source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company intends to develop a secure e-mail service for sale to the public. In the interim, management is committed to meeting the operational cash flow needs of the Company through the private placement of shares of its common stock. The Company is in the beta-testing stage with its e-mail service and expects to have a marketable service by the end of 2005. The Company has cash reserves which are expected to be adequate for its operating costs for approximately six months.

              The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2005 and 2004


NOTE 3 -      GOING CONCERN (continued)

              described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 4 -      LOSS FROM DISCONTINUED OPERATIONS

              On March 31, 1999, the Board of Directors of the Company decided to discontinue the mining operations due to a lack of funding and low precious metal prices. The following is a summary of the loss from discontinued operations.
                                                                       From
                                                                   Inception on
                                                                   November 10,
                                                                   1995 Through
                                                                     March 31,
                                                                       1999
                                                                   ------------
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
                                                                   ============

              The Company has liabilities of $205,676 which are associated with the discontinued operations. No income tax benefit has been attributed to the loss from discontinued operations.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2005 and 2004


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

              On February 12, 2004, the Company established the 2004 stock option plan (the plan) to promote the interests of the Company. The Board of Directors of the Company has sole and complete authority to determine the employees and/or consultants to who options shall be granted, the number of each grant and any additional conditions and limitations. The total number of shares of common stock subject to outstanding options shall be 1,000,000 shares. The exercise price on the date of grant shall not be less than the fair market value of the underlying shares.

              On December 1, 2004, in connection with the private placement of its common stock, the Company granted options to purchase 500,000 shares of its common stock at $1.50 per share, 500,000 shares of its common stock at $3.00 per share and 500,000 shares of its common stock at $5.00 per share.

              A summary of the status of the Company's outstanding stock options and warrants as of March 31, 2005 and 2004 and changes during the years ended March 31, 2005 and 2004 is presented below:

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2005 and 2004

NOTE 5 -      OPTIONS AND WARRANTS (Continued)

                                                                 2005                             2004
                                                   -------------------------------  ------------------------------
                                                                      Weighted                         Weighted
                                                                       Average                          Average
                                                                      Exercise                         Exercise
                                                       Shares           Price          Shares            Price
                                                   -------------  ----------------  -------------  ---------------
              Outstanding, beginning of
               year                                    3,150,000  $           0.36      1,000,000  $          0.21
              Granted                                  1,500,000              3.17      2,150,000             0.43
              Expired/Cancelled                                -                 -              -                -
              Exercised                                        -                 -              -                -
                                                   -------------  ----------------  -------------  ---------------

              Outstanding end of year                  4,650,000  $           1.27      3,150,000  $          0.36
                                                   =============  ================  =============  ===============

              Exercisable                              3,575,000  $           1.45      1,537,500  $          0.29
                                                   =============  ================  =============  ===============

                                              Outstanding                      Exercisable
                                --------------------------------------  -------------------------
                                               Weighted
                                    Number      Average      Weighted      Number       Weighted
                                Outstanding    Remaining      Average    Exercisable     Average
                   Range of     at March 31,  Contractual    Exercise    at March 31,   Exercise
               Exercise Prices      2005          Life         Price         2005         Price
              ----------------  ------------  -----------   ----------  -------------  ----------
                    $     0.14    1,150,000       8.33       $  0.14        575,000    $   0.14
                          0.21    1,000,000       7.50          0.21      1,000,000        0.21
                          0.77    1,000,000       8.88          0.77        500,000        0.77
                     1.50-5.00    1,500,000       2.33          3.17      1,500,000        3.17
               ---------------  ------------  -----------   ----------  -------------  ----------

               $   0.14 - 5.00    4,650,000       8.24      $   1.27      3,575,000    $   1.45
               ===============  ============  ===========   ==========  =============  ==========

               The Company has the following outstanding warrants:

                                                                 2005                             2004
                                                   -------------------------------  ------------------------------
                                                                      Weighted                         Weighted
                                                                       Average                          Average
                                                                      Exercise                         Exercise
                                                       Shares           Price          Shares            Price
                                                   -------------  ----------------  -------------  ---------------
               Outstanding, beginning of
                year                                   3,500,000  $           0.18      1,600,000  $          0.30
               Granted                                 4,000,000              0.70      2,000,000             0.12
               Expired/Cancelled                               -                 -       (100,000)            1.00
               Exercised                                       -                 -              -                -
                                                   -------------  ----------------  -------------  ---------------

               Outstanding end of year                 7,500,000  $           0.46      3,500,000  $          0.18
                                                   =============  ================  =============  ===============

               Exercisable                             7,500,000  $           0.46      3,500,000  $          0.18
                                                   =============  ================  =============  ===============

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2005 and 2004

NOTE 5 -      OPTIONS AND WARRANTS (Continued)

                                              Outstanding                      Exercisable
                                --------------------------------------  -------------------------
                                               Weighted
                                    Number      Average      Weighted      Number       Weighted
                                Outstanding    Remaining      Average    Exercisable     Average
                   Range of     at March 31,  Contractual    Exercise    at March 31,   Exercise
               Exercise Prices      2005          Life         Price         2005         Price
              ----------------  ------------  -----------   ----------  -------------  ----------

               $          0.12    2,000,000       8.66      $   0.12      2,000,000    $   0.12
                          0.25    1,500,000       6.54          0.25      1,500,000        0.25
                          0.70    4,000,000       9.66          0.70      4,000,000        0.70
               ---------------  ------------  -----------   ----------  -------------  ----------

               $   0.12 - 0.70    7,500,000       8.77      $   0.49      7,500,000    $   0.49
               ===============  ============  ===========   ==========  =============  ==========

              The warrants were re-priced on March 19, 2001. The exercise price was less than the trading price of the stock. Accordingly, a compensation expense $51,761 was recorded as per the Black Scholes calculation.

              The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

              FASB Statement 123 as amended by FASB Statement 148, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the 2005 fiscal year: dividend yield of zero percent, expected volatility of 273%, risk-free rate of 3.5% and an expected life of ten years.

              Had compensation cost for the Company's stock options granted to officers, directors, and employees been determined based on the fair value at the grant date under the accounting provisions of SFAS No. 123 and SFAS 148 the Company would have recorded an additional expense of $2,799,964 and $-0- for the years ended March 31, 2005 and 2004, respectively. Also, under these same provisions, the Company's net loss would not have been changed by the pro forma amounts indicated below:

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2005 and 2004

NOTE 5 -      OPTIONS AND WARRANTS (Continued)

                                                             March 31,
                                                   ----------------------------
                                                       2005             2004
                                                   -----------      -----------

                             Net loss:
                                 As reported       $  (812,258)     $  (533,608)
                                 Pro forma         $(3,612,222)     $  (533,608)

                             Basic loss per share:
                                 As reported       $     (0.07)     $     (0.06)
                                 Pro forma         $     (0.32)     $     (0.06)

NOTE 6 -      RELATED PARTIES TRANSACTIONS

              At March 31, 2005, the Company held receivables from various related parties totaling $51,559. In addition, the Company had liabilities to related parties at March 31, 2005 totaling $57,800, resulting in a net obligation to related parties of $6,241. These entities have been deemed related parties due to common ownership of management.

              The Company has become aware that a director may have inadvertently received advances in the consulting fee due to his corporation. The corporation is to be compensated under the terms of its consulting contract with the Company by a fixed monthly payment. The Company makes the payments through cash payments and through the use of debit cards for personal purchases by the director. The timing of the payments and debit card charges resulted in an amount that exceeded the amount due under the terms of the contract at March 31, 2005. Because the director had the use of these funds prior to when the funds were due to him, the transactions could be considered advances that are not permissible under Section 402 of the Sarbanes-Oxley Act of 2002. Section 402 prohibits a company from extending or maintaining credit, either directly or indirectly, in the form a personal loan to or for any director or executive officer. The overpaid amounts were earned, under the terms of the consulting contract, during the period subsequent to March 31, 2005 and no overpayment currently exists.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2005 and 2004

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

NOTE 8 -      COMMON STOCK

              On October 8, 2003, the Company authorized the issuance of 1,500,000 shares of common stock at $0.10 per share. The 1,500,000 shares were issued for stock subscriptions receivable of $150,000. In March 2005, the Company received payment of $150,000 related to the subscription receivable.

              On June 22, 2004, the Company authorized the issuance of 147,000 shares of common stock at $1.00 per share and 35,000 shares at $1.50. All 182,000 shares have been issued for cash of $199,500.

              On August 4, 2004, the Company issued 500,000 shares of common stock at $0.35 per share for stock subscriptions receivable totaling $175,000.

              On September 3, 2004, the Company authorized the issuance of 500,000 shares of common stock at $0.78 per share. All 500,000 shares have been issued for stock subscriptions receivable of $390,000.

              On October 7, 2004, the Company issued 5,000 shares of common stock at $1.10 per share as a charitable contribution of $5,500.

              On November 17, 2004, January 10, 2005, and February 28, 2005, the Company issued 375,000 shares of common stock at $0.90 per share for cash of $337,500 at each date respectively.

              In December 8, 2004, the Company issued 50,000 shares of common stock at $1.00 per share for $50,000 in cash.

              On January 10, 2005, the Company issued 1,700,000 shares of common stock valued at $0.83 per share as a stock offering fee for the cash raised above.

              On February 28, 2005, the Company issued 170,000 shares of common stock at $1.00 per share for cash of $170,000.

SIGNATURES

In accordance with the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  KOMODO, INC.


Dated:  June 28, 2005                             By: /s/Gordon Muir
                                                  ------------------
                                                  Gordon Muir
                                                  President

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.


   Signature                   Title                          Date


/s/ Gordon Muir              Director                      June 28, 2005
------------------           Chief Executive Officer and
Gordon J. Muir               Principal Financial Officer

/s/ Penny Perfect            Director                      June 28, 2005
-------------------          President
Penny Perfect