Form 10QSB
period 2005-06-30
KOMODO INC
filed 2005-08-02
CIK 786129

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

                  For quarterly period ended: June 30, 2005; or

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

          SUITE 1820 - 1111 WEST GEORGIA ST, VANCOUVER BC V6E 4M3 CANADA
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

State the number of shares outstanding of the issuer's common equity: $0.001 par value, as of June 30, 2005, was 14,093,793.

              Transitional Small Business Disclosure Format.    Yes       No  X
                                                                    ---      ---

                              Report on Form 10-QSB

                     For the Quarter Ended June 30, 2005

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

         Item 3.      Controls and Procedures ...............................13


Part II. Other Information

         Item 1.      Legal Proceedings .....................................13

         Item 2.      Changes in Securities .................................13

         Item 3.      Defaults Upon Senior Securities .......................14

         Item 4.      Submission of Matters to a Vote of Security Holders ...14

         Item 5.      Other Information .....................................14

         Item 6.      Exhibits and Reports on Form 8-K ......................14

                      Signatures.............................................15

                                  KOMODO, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                        June 30, 2005 and March 31, 2005

                                  KOMODO, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                        June 30,       March 31,
                                                          2005          2005
                                                     ------------- -------------
                                                      (Unaudited)
CURRENT ASSETS
 Cash                                                 $    240,309 $    583,609
 Related party receivable                                        -       51,559
 Prepaid expenses                                           18,647       70,000
                                                      ------------ ------------
   Total Current Assets                                    258,956      705,168
                                                      ------------ ------------
FIXED ASSETS, NET                                          209,178      184,614
                                                      ------------ ------------

   TOTAL ASSETS                                       $    468,134 $    889,782
                                                      ============ ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
 Accounts payable and accrued liabilities             $     37,909 $     22,565
 Accounts payable and accrued liabilities -
     related parties                                         7,514       57,800
 Liabilities of discontinued operations                    205,676      205,676
                                                      ------------ ------------
     Total Current Liabilities                             251,099      286,041
                                                      ------------ ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock: 10,000,000 shares authorized of
  $0.001 par value, 2,000,000 shares issued and
  outstanding                                                2,000        2,000
 Common stock: 100,000,000 shares authorized of
  $0.001 par value, 14,093,793 and 14,093,793 shares
  issued and outstanding, respectively                      14,094       14,094
 Additional paid-in capital                             15,362,303   15,362,303
 Stock subscriptions receivable                           (565,000)    (565,000)
 Deficit accumulated during the development stage      (14,596,362) (14,209,656)
                                                      ------------ ------------
   Total Stockholders' Equity                              217,035      603,741
                                                      ------------ ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    468,134 $    889,782
                                                      ============ ============




    The accompanying notes are an integral part of the financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                      From
                                                                  Inception on
                                      For the Three Months Ended  November 10,
                                                June 30,          1995 Through
                                      --------------------------     June 30,
                                        2005             2004          2005
                                      ------------  ------------  -------------
REVENUES                              $         -   $         -   $          -
                                      -----------   -----------   ------------
EXPENSES

   Impairment of asset                          -             -             50
   Research and development                69,429             -        184,679
   Depreciation and amortization           10,350         4,074        203,282
   General and administrative             306,927       242,345      3,293,157
                                      -----------   -----------   ------------
     Total Expenses                       386,706       246,419      3,681,168
                                      -----------   -----------   ------------
LOSS FROM OPERATIONS                     (386,706)     (246,419)    (3,681,168)
                                      -----------   -----------   ------------
OTHER (EXPENSES)

   Interest expense                             -             -         (5,464)
                                      -----------   -----------   ------------
   Total Other (Expense)                        -             -         (5,464)
                                      -----------   -----------   ------------
LOSS BEFORE DISCONTINUED
 OPERATIONS                              (386,706)     (246,419)    (3,686,632)
                                      -----------   -----------   ------------
LOSS FROM DISCONTINUED OPERATIONS
 NET OF ZERO TAX EFFECT                         -             -    (10,909,730)
                                      -----------   -----------   ------------
NET LOSS                              $  (386,706)  $  (246,419)  $(14,596,362)
                                      ===========   ===========   ============
BASIC LOSS PER SHARE OF
 COMMON STOCK                         $     (0.03)  $     (0.02)
                                      ===========   ===========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                    14,093,793     9,877,893
                                      ===========   ===========











   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)                        From
                                                                  Inception on
                                      For the Three Months Ended  November 10,
                                                June 30,          1995 Through
                                      --------------------------     June 30,
                                        2005             2004          2005
                                      ------------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                             $  (386,706)  $   (246,419) $(14,596,362)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
   Depreciation and amortization
     expense                               10,350          4,074       226,765
   Common stock issued for services             -              -     3,781,023
   Common stock issued for payment of
     accounts payable                           -              -         8,800
   Bad debt expense                             -              -       224,941
   Write-off mineral property                   -              -     3,914,434
   Write-off of stock subscription
     receivable                                 -              -           250
   Services rendered for deferred
     compensation                               -              -       339,750
   Services performed to reduce stock
    subscription receivable                     -              -       246,761
   Warrants granted below market value          -              -       513,331
   Currency translation adjustment              -              -      (168,626)
   Impairment of asset                          -              -            50
   Forgiveness of debt by shareholder           -              -        90,705
 Changes in operating assets and
    liabilities:
   (Increase) decrease in accounts
     receivable and accounts
     receivable-related parties            51,559              -      (213,312)
   (Increase) decrease in deposits and
     prepaid expenses                      51,353        (25,931)     (104,012)
   Increase in accounts payable and
     payable-related parties              (50,286)        38,798       151,610
   Increase in accounts payable and
     accrued liabilities                   15,344            794        16,104
   Increase in liabilities of
     discontinued operations                    -              -       269,718
                                      -----------   ------------  ------------
     Net Cash Used by Operating
       Activities                        (308,386)      (228,684)   (5,298,070)
                                      -----------   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                 (34,914)             -      (390,937)
 Purchase of mineral property and
  deferred exploration costs                    -              -    (2,762,539)
                                      -----------   ------------  ------------
   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)
                                                                      From
                                                                  Inception on
                                      For the Three Months Ended  November 10,
                                                June 30,          1995 Through
                                      --------------------------     June 30,
                                        2005             2004          2005
                                      ------------  ------------  -------------
     Net Cash Used by Investing
       Activities                         (34,914)             -    (3,153,476)
                                      -----------   ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock offering costs                           -        (22,400)     (209,249)
 Cash received on stock subscription            -              -       161,510
 Proceeds from common stock                     -        189,500     7,267,174
 Proceeds on notes payable - related
   party                                        -              -     1,472,420
                                      -----------   ------------  ------------
     Net Cash Provided by Financing
        Activities                              -        167,100     8,691,855
                                      -----------   ------------  ------------
NET INCREASE IN CASH                     (343,300)       (61,584)      240,309

CASH AT BEGINNING OF PERIOD               583,609        150,908             -
                                      -----------   ------------  ------------
CASH AT END OF PERIOD                 $   240,309   $     89,324  $    240,309
                                      ===========   ============  ============
CASH PAID FOR:

 Interest                             $         -   $          -  $        114
 Income taxes                         $         -   $          -  $          -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for
   acquisition of asset               $         -   $          -  $    394,062
 Common stock issued for
   debt conversion                    $         -   $          -  $  1,210,719
 Common stock issued for
   mineral properties                 $         -   $          -  $    550,000
 Common stock issued for services     $         -   $          -  $  3,281,023
 Common stock issued for license      $         -   $          -  $    125,000
 Common stock issued for
   subscription                       $         -   $          -  $    387,750
 Common stock issued for payment of
  accounts payable                    $         -   $          -   $     8,800
 Services performed by related
   parties for the reduction in
   stock subscription receivable      $         -   $          -   $   246,761


   The accompanying notes are an integral part of these financial statements.
                                       7

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        June 30, 2005 and March 31, 2005


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

NOTE 2 - GOING CONCERN

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

NOTE 3 - RELATED PARTY TRANSACTIONS

         As of June 30, 2005, the Company owed related parties $7,514 for amounts advanced to the Company to cover operating expenses and accrued salaries.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        June 30, 2005 and March 31, 2005

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

         On February 12, 2004, the Company established the 2004 stock option plan (the plan) to promote the interests of the Company. The Board of Directors of the Company has sole and complete authority to determine the employees and/or consultants to who options shall be granted, the number of each grant and any additional conditions and limitations. The total number of shares of common stock subject to outstanding options shall be 1,000,000 shares. The exercise price at the date of grant shall not be less than the fair market value of the underlying shares.

         On December 1, 2004, in connection with the private placement of its common stock, the Company granted options to purchase 500,000 shares of its common stock at $1.50 per share, 500,000 shares of its common stock at $3.00 per share and 500,000 shares of its common stock at $5.00 per share.

         A summary of the status of the Company's outstanding stock options as of June 30, 2005 (FY2006) and March 31,2005 (FY2005) and changes during the three months ended June 30, 2005 and the year ended March 31,2005 is presented below:

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        June 30, 2005 and March 31, 2005

  NOTE 4 -     OPTIONS AND WARRANTS (Continued)
                                            2006               2005
                                   -------------------  -------------------
                                              Weighted             Weighted
                                               Average              Average
                                              Exercise             Exercise
                                    Shares     Price     Shares     Price
                                   ---------  --------  ---------  --------
         Outstanding, beginning of
          year                     4,650,000  $   1.27  3,150,000  $   0.36
         Granted                           -         -  1,500,000      3.17
         Expired/Cancelled                 -         -          -         -
         Exercised                         -         -          -         -
                                   ---------  --------  ---------  --------
         Outstanding, end of year  4,650,000  $   1.27  4,650,000  $   1.27
                                   =========  ========  =========  ========
         Exercisable               3,575,000  $   1.45  3,575,000  $   1.45
                                   =========  ========  =========  ========

                                Outstanding                 Exercisable
                      -------------------------------- ---------------------
                       Weighted
                        Number      Average   Weighted   Number    Weighted
            Range of  Outstanding  Remaining  Average  Exercisable Average
            Exercise   at June    Contractual Exercise at June 30, Exercise
            Prices     30, 2005       Life      Price     2004      Price
         ------------  ---------  ----------- -------- ----------- ---------
         $0.14 - 5.00  4,650,000        7.99  $  1.27    3,575,000 $    1.45
         ------------  ---------  ----------  -------  ----------- ---------
         $0.14 - 5.00  4,650,000        7.99  $  1.27    3,575,000 $    1.45
         ============  =========  ==========  =======  =========== =========

         The Company has the following outstanding warrants:

                                            2006               2005
                                   -------------------  -------------------
                                              Weighted             Weighted
                                               Average              Average
                                              Exercise             Exercise
                                    Shares     Price     Shares     Price
                                   ---------  --------  ---------  --------
         Outstanding, beginning of
                year               7,500,000  $   0.46  3,500,000  $   0.18
         Granted                           -         -  4,000,000      0.70
         Expired/Cancelled                 -         -          -         -
         Exercised                         -         -          -         -
                                   ---------  --------  ---------  --------
         Outstanding end of year   7,500,000  $   0.46  7,500,000  $   0.46
                                   =========  ========  =========  ========
         Exercisable               7,500,000  $   0.46  7,500,000  $   0.46
                                   =========  ========  =========  ========

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        June 30, 2005 and March 31, 2005

  NOTE 4 -     OPTIONS AND WARRANTS (Continued)

                                Outstanding                 Exercisable
                      -------------------------------- ---------------------
                       Weighted
                        Number      Average    Weighted    Number    Weighted
            Range of  Outstanding  Remaining   Average   Exercisable Average
            Exercise   at June    Contractual  Exercise  at June 30, Exercise
            Prices     30, 2005       Life      Price       2005      Price
         ------------  ---------  ----------- ---------- ----------- ---------
         $  0.12-0.70  7,500,000         8.52 $0.12-0.70  7,500,000  $    0.49
         ------------  ---------  ----------- ---------- ----------  ---------
         $  0.12-0.70  7,500,000         8.52 $0.12-0.70  7,500,000  $    0.49
         ============  =========  =========== ========== ==========  =========

         The warrants were repriced on March 19, 2001. The exercise price was less than the trading price of the stock. Accordingly, a compensation expense of $51,761 was recorded as per the Black Scholes calculation.



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

         The accompanying balance sheets of Komodo, Inc. at June 30, 2005 and March 31, 2005, related statements of operations and cash flows for the three months ended June 30, 2005 and 2004, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2006.

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

We believe our e-mail system will be effective in eliminating spam, viruses, unwanted e-mail solicitations and will speed up the delivery of all mail, especially larger files. The application will be a subscription based service which will enable customers to continue using their current e-mail address thereby minimizing any frustrations and eliminating unnecessary stress caused by changing e-mail addresses or domains. Subscribers will be able to sign up online for the services and will be provided with a multiple selection of products designed for eliminating spam, viruses while providing extremely high levels of security and privacy. Our technology is in development and it is anticipated will undergo some structural changes before release in its beta format. Development of web based technology requires open-ended development and typically code is rewritten, adjusted and modified during development which may result in delays.

We expect that we need approximately $1,500,000 over the next 12 month period. In the past 12 months we have raised $1,422,000. This funding was completed in the form of private placement funding from the sale of shares of the company's common stock. Without adequate funding the product will not progress. Obtaining financing depends on current market conditions, the willingness of the investment community to make investments into software development, the timing of key developments of the software and other similar factors. We cannot provide any assurances that we will be able to secure the funding.


Results of Operations

Net losses for the quarter ended June 30 of 2005 were $386,706, as compared to $246,419 for the same period in 2004. The net loss for 2005 translates into a loss of $0.03 per share compared to a loss of $0.02 per share for the same period in 2004. The increase in the net loss was primarily attributed to consulting fees incurred in the development of the technology which began in October 2003. In October we also leased office space and incurred related occupancy expenses. We paid or accrued approximately $133,000 to our consultants in the first quarter of fiscal 2006. The balance of our general and administrative expenses were made up primarily of legal and accounting of approximately $17,000 and advertising/marketing of $101,000.

Liquidity and Capital Resources

We had approximately $240,000 cash on hand at June 30, 2005 compared to $584,000 at March 31, 2005. We used approximately $308,000 of cash for operations during the three months ended June 30, 2005 compared to approximately $229,000 for the same period of FYE 2005. The increase was due to the completion of the development of our e-mail security technology and the preparation for beta testing of the product. We estimate that we will need approximately $1,500,000 of additional funds over the next twelve months.

We estimate that existing sources of liquidity and the funds provided by anticipated capital activity will not satisfy our projected working capital requirements through fiscal 2006. Our ability to maintain sufficient liquidity through fiscal 2006 is dependent on our raising additional capital and such capital may not be available on acceptable terms, if at all. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail operations significantly or to seek funds through arrangements with strategic partners, existing investors or other parties.

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

Item 2. Changes in Securities.

The following unregistered securities have been issued since March 31st, 2005:
                                                 Valued
Date             No. of Shares      Title          At          Reason

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




                                  KOMODO, INC.


Date: July 28, 2005                                / s / Gordon Muir
                                                   -----------------------------
                                                   President / Director
                                                   Principal Accounting Officer