Form 10QSB
period 2005-09-30
KOMODO INC
filed 2005-11-10
CIK 786129

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

         X      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
       -----    EXCHANGE ACT OF 1934

                  For quarterly period ended: September 30, 2005; or

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

State the number of shares outstanding of the issuer's common equity: $0.001 par value, as of September 30, 2005, was 14,093,793.

              Transitional Small Business Disclosure Format.    Yes       No  X
                                                                    ---      ---

                              Report on Form 10-QSB

                     For the Quarter Ended September 30, 2005

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

         Item 4.      Submission of Matters to a Vote of Security Holders ...14

         Item 5.      Other Information .....................................14

         Item 6.      Exhibits and Reports on Form 8-K ......................14

                      Signatures.............................................15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying balance sheets of Komodo, Inc. at September 30, 2005 and March 31, 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months and six months ending September 30, 2005 and 2004, have been prepared by our management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2006.











                                  KOMODO, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      September 30, 2005 and March 31, 2005

                                  KOMODO, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                     September 30,   March 31,
                                                         2005          2005
                                                     ------------- -------------
                                                      (Unaudited)
CURRENT ASSETS

 Cash                                                $      2,068  $    583,609
 Related party receivable                                  31,653        51,559
 Prepaid expenses                                               -        70,000
                                                     ------------  ------------
   Total Current Assets                                    33,721       705,168
                                                     ------------  ------------
FIXED ASSETS, NET                                         201,383       184,614
                                                     ------------  ------------
   TOTAL ASSETS                                      $    235,104  $    889,782
                                                     ============  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES

 Accounts payable and accrued liabilities            $     39,368  $     22,565
 Accounts payable and accrued liabilities -
   related parties                                        118,367        57,800
 Liabilities of discontinued operations                   205,676       205,676
                                                     ------------  ------------
   Total Current Liabilities                              363,411       286,041
                                                     ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock: 10,000,000 shares authorized of
  $0.001 par value, 2,000,000 shares issued and
  outstanding                                               2,000         2,000
 Common stock: 100,000,000 shares authorized of
  $0.001 par value, 14,093,793 and 14,093,793 shares
  issued and outstanding, respectively                     14,094        14,094
 Additional paid-in capital                            15,362,303    15,362,303
 Stock subscriptions receivable                          (565,000)     (565,000)
 Deficit accumulated during the development stage     (14,941,704)  (14,209,656)
                                                     ------------  ------------
   Total Stockholders' Equity (Deficit)                  (128,307)      603,741
                                                     ------------  ------------
   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)                  $    235,104  $    889,782
                                                     ============  ============


    The accompanying notes are an integral part of the financial statements.
                                       4

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                           From
                                                                                        Inception on
                                                                                        November 10,
                                For the Three Months Ended   For the Six Months Ended   1995 Through
                                        September 30,             September 30,         September 30,

                                --------------------------- --------------------------- -------------
                                     2005          2004          2005          2004         2005
                                ------------- ------------- ------------- ------------- -------------
REVENUES                        $          -  $          -  $          -  $          -  $          -
                                ------------  ------------  ------------  ------------  ------------
EXPENSES

 Impairment of asset                       -             -             -             -            50
 Research and development             70,122             -       139,551             -       254,801
 Depreciation and amortization        12,010         4,074        22,360         8,148       215,292
 General and administrative          263,210       110,711       570,137       353,056     3,556,367
                                ------------  ------------  ------------  ------------  ------------
   Total Expenses                    345,342       114,785       732,048       361,204     4,026,510
                                ------------  ------------  ------------  ------------  ------------
LOSS FROM OPERATIONS                (345,342)     (114,785)     (732,048)     (361,204)   (4,026,510)
                                ------------  ------------  ------------  ------------  ------------
OTHER (EXPENSES)

 Interest expense                          -             -             -             -        (5,464)
                                ------------  ------------  ------------  ------------  ------------

   Total Other (Expense)                   -             -             -             -        (5,464)
                                ------------  ------------  ------------  ------------  ------------
LOSS BEFORE DISCONTINUED
 OPERATIONS                         (345,342)     (114,785)     (732,048)     (361,204)   (4,031,974)

LOSS FROM DISCONTINUED
 OPERATIONS NET OF ZERO TAX
 EFFECT                                    -             -             -             -   (10,909,730)
                                ------------  ------------  ------------  ------------  ------------
NET LOSS                        $   (345,342) $   (114,785) $   (732,048) $   (361,204) $(14,941,704)
                                ============  ============  ============  ============  ============
BASIC LOSS PER SHARE OF
 COMMON STOCK                   $      (0.02) $      (0.01) $      (0.05) $      (0.04)
                                ============  ============  ============  ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING               14,097,172    10,500,415    14,100,415    10,188,866
                                ============  ============  ============  ============














   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                      From
                                                                                   Inception on
                                                                                   November 10,
                                                        For the Six Months Ended   1995 Through
                                                             September 30,         September 30,
                                                       --------------------------- -------------
                                                            2005          2004          2005
                                                       ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                              $   (732,048) $   (361,204) $(14,941,704)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Depreciation and amortization expense                     22,360         8,148       238,775
   Common stock issued for services                               -             -     3,781,023
   Common stock issued for payment of accounts payable            -             -         8,800
   Bad debt expense                                               -             -       224,941
   Write-off mineral property                                     -             -     3,914,434
   Write-off of stock subscription receivable                     -             -           250
   Services rendered for deferred compensation                    -             -       339,750
   Services performed to reduce stock subscription
    receivable                                                    -             -       246,761
   Warrants granted below market value                            -             -       513,331
   Currency translation adjustment                                -             -      (168,626)
   Impairment of asset                                            -             -            50
   Forgiveness of debt by shareholder                             -             -        90,705
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable
     and accounts receivable-related parties                 19,906             -      (213,312)
   (Increase) decrease in deposits and
     prepaid expenses                                        70,000        23,038      (119,994)
   Increase in accounts payable and
     payable-related parties                                 60,567        14,805       262,463
   Increase in accounts payable and accrued liabilities      16,803       (12,290)       20,539
   Increase in liabilities of discontinued operations             -             -       269,718
                                                       ------------  ------------  ------------
     Net Cash Used by Operating Activities                 (542,412)     (327,503)   (5,532,096)
                                                       ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                   (39,129)            -      (395,152)
 Purchase of mineral property and deferred
  exploration costs                                               -             -    (2,762,539)
                                                       ------------  ------------  ------------
     Net Cash Used by Investing Activities                  (39,129)            -    (3,157,691)
                                                       ------------  ------------  ------------










   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                      From
                                                                                   Inception on
                                                                                   November 10,
                                                        For the Six Months Ended   1995 Through
                                                             September 30,         September 30,
                                                       --------------------------- -------------
                                                            2005          2004          2005
                                                       ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock offering costs                                             -       (22,400)     (209,249)
 Cash received on stock subscription                              -             -       161,510
 Proceeds from common stock                                       -       199,500     7,267,174
 Proceeds on notes payable - related party                        -             -     1,472,420
                                                       ------------  ------------  ------------
     Net Cash Provided by Financing Activities                    -       177,100     8,691,855
                                                       ------------  ------------  ------------
NET INCREASE (DECREASE)  IN CASH                           (581,541)     (150,403)        2,068

CASH AT BEGINNING OF PERIOD                                 583,609       150,908             -
                                                       ------------  ------------  ------------
CASH AT END OF PERIOD                                  $      2,068  $        505        $2,068
                                                       ============  ============  ============
CASH PAID FOR:

 Interest                                              $          -  $          -  $        114
 Income taxes                                          $          -  $          -  $          -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for acquisition of asset          $          -  $          -  $    394,062
 Common stock issued for debt conversion               $          -  $          -  $  1,210,719
 Common stock issued for mineral properties            $          -  $          -  $    550,000
 Common stock issued for services                      $          -  $          -  $  3,781,023
 Common stock issued for license                       $          -  $          -  $    125,000
 Common stock issued for subscription                  $          -  $          -  $    387,750
 Common stock issued for payment of
  accounts payable                                     $          -  $          -  $      8,800
 Services performed by related parties for the
  reduction in stock subscription receivable           $          -  $          -  $    246,761















   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2005 and March 31, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2005 Annual Report on Form 10-KSB. Operating results for the six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

         As of September 30, 2005, the Company owed related parties $58,367 for amounts advanced to the Company to cover operating expenses and accrued salaries.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2005 and March 31, 2005

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

         On September 28, 2005, the Company printed a common stock certificate for 300,000 shares of its common stock to be held as collateral for advertising services performed and to be performed by AlphaTrade.com. AlphaTrade.com has management in common with the Company. The shares are considered to be unissued because they will only be delivered to AlphaTrade.com, Inc. upon failure of the Company to pay for the advertising services. The Company has accrued $60,000 for these services through September 30, 2005.

         The Company has a receivable of $31,653 from Real Time. Real Time has management in common with the Company. The receivable will be repaid as Real Time incurs and pay expenses on the Company's behalf.


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

                                 KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2005 and March 31, 2005

NOTE 5 - OPTIONS AND WARRANTS (Continued)

         A summary of the status of the Company's outstanding stock options as of September 30, 2005 (FY2006) and March 31,2005 (FY2005) and changes during the six months ended September 30, 2005 and the year ended March 31,2005 is presented below:

                                            2006                 2005
                                     -------------------  -------------------
                                                Weighted            Weighted
                                                Average             Average
                                                Exercise            Exercise
                                      Shares     Price    Shares     Price
                                     ---------  -------  ---------  -------
         Outstanding, beginning of
           year                      4,650,000  $  1.27  3,150,000  $  0.36
         Granted                             -        -  1,500,000     3.17
         Expired/Cancelled                   -        -          -        -
         Exercised                           -        -          -        -
                                     ---------  -------  ---------  -------
         Outstanding, end of year    4,650,000  $  1.27  4,650,000  $  1.27
                                     =========  =======  =========  =======
         Exercisable                 3,575,000  $  1.52  3,575,000  $  1.52
                                     =========  =======  =========  =======

                        Outstanding                Exercisable
         --------------------------------------------- ---------------------
                                   Weighted
                        Number     Average    Weighted   Number     Weighted
         Range of     Outstanding  Remaining  Average  Exercisable  Average
         Exercise     at Sept.30, Contractual Exercise  at Sept.30, Exercise
         Prices          2005        Life        Price     2004      Price
         ------------ ----------- ----------- -------- ------------ --------
         $0.14 - 5.00   4,650,000        7.67 $   1.27    3,575,000 $   1.52
         ------------  ----------       ----- --------  ----------- --------
         $0.14 - 5.00   4,650,000        7.67 $   1.27    3,575,000 $   1.52
         ============ =========== =========== ========  =========== ========

         The Company has the following outstanding warrants:

                                 KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2005 and March 31, 2005

NOTE 5 - OPTIONS AND WARRANTS (Continued)

                                            2006                 2005
                                     -------------------  -------------------
                                                Weighted            Weighted
                                                Average             Average
                                                Exercise            Exercise
                                      Shares     Price    Shares     Price
                                     ---------  -------  ---------  -------
         Outstanding, beginning of
          year                       7,500,000  $  0.46  3,500,000  $  0.18
         Granted                             -        -  4,000,000     0.70
         Expired/Cancelled                   -        -          -        -
         Exercised                           -        -          -        -
                                     ---------  -------  ---------  -------
         Outstanding end of year     7,500,000  $  0.46  7,500,000  $  0.46
                                     =========  =======  =========  =======
         Exercisable                 7,500,000  $  0.46  7,500,000  $  0.46
                                     =========  =======  =========  =======

                       Outstanding                      Exercisable
         ------------------------------------ --------------------------------
                                   Weighted
                        Number     Average    Weighted     Number    Weighted
         Range of     Outstanding  Remaining  Average    Exercisable Average
         Exercise     at Sept.30, Contractual Exercise   at Sept.30, Exercise
         Prices          2005        Life       Price       2005       Price
         ------------ ----------- ----------- ---------- ------------ --------
         $  0.12-0.70   7,500,000        8.19 $0.12-0.70    7,500,000 $   0.46
         ------------ ----------- ----------- ---------- ------------ --------
         $  0.12-0.70   7,500,000        8.19 $0.12-0.70    7,500,000 $   0.46
         ============ =========== =========== ========== ============ ========

         The warrants were repriced on March 19, 2001. The exercise price was less than the trading price of the stock. Accordingly, a compensation expense of $51,761 was recorded as per the Black Scholes calculation.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

         The accompanying balance sheets of Komodo, Inc. at September 30, 2005 and March 31, 2005, related statements of operations and cash flows for the three months and six months ended September 30, 2005 and 2004, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter and six months ended September 30, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2006.

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

Results of Operations

Net losses for the three months ended September 30, 2005 were $345,000, as compared to $115,000 for the same period in 2004. The net loss for 2005 translates into a loss of $0.02 per share compared to a loss of $0.01 per share for the same period in 2004. The increase in the net loss is attributable to research and development fees incurred in the development of our technology of approximately $70,000 compared to $-0- in 2004. Our office lease expense and incurred related occupancy expenses was $32,000 compared to $6,000 in 2004. We paid or accrued approximately $121,000 to our management consultants in the second quarter of fiscal 2006 compared to $44,000 in the prior year. The balance of our general and administrative expenses were made up primarily of legal and accounting of approximately $5,000 and advertising/marketing of $62,000 compared to $11,000 and $-0-, respectively.

Net losses for the six months ended September 30, 2005 were $732,000 as compared to $361,000 for the same period in 2004. The net loss for 2005 translates into a loss of $0.05 per share compared to a loss of $0.04 per share for the same period in 2004. The increase in the net loss is attributable to research and development fees incurred in the development of our technology of approximately $140,000 compared to $-0- in 2004. Our office lease expense and incurred related occupancy expenses was $59,000 compared to $6,000 in 2004. We paid or accrued approximately $235,000 to our management consultants in the first half of fiscal 2006 compared to $173,000 in the prior year. The balance of our general and administrative expenses were made up primarily of legal and accounting of approximately $23,000 and advertising/marketing of $163,000 compared to $23,000 and $53,000, respectively.

Liquidity and Capital Resources

We had approximately $2,000 cash on hand at September 30, 2005 compared to $584,000 at March 31, 2005. We used approximately $542,000 of cash for operations during the six months ended September 30, 2005 compared to approximately $327,000 for the same period of FYE 2005. The increase was due to the completion of the development of our e-mail security technology and the preparation for beta testing of the product. We estimate that we will need approximately $1,500,000 of additional funds over the next twelve months.

We estimate that existing sources of liquidity and the funds provided by anticipated capital activity will satisfy our projected working capital requirements through fiscal 2006. Our ability to maintain sufficient liquidity through fiscal 2006 is dependent on our raising additional capital and such capital may not be available on acceptable terms, if at all. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail operations significantly or to seek funds through arrangements with strategic partners, existing investors or other parties.

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




                                                     KOMODO, INC.


Date: November 8, 2005                             / s / Gordon Muir
                                                   ----------------------------
                                                   President / Director
                                                   Principal Accounting Officer