Form 10QSB
period 2005-12-31
KOMODO INC
filed 2006-02-14
CIK 786129

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

                  For quarterly period ended: December 31, 2005; or

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

State the number of shares outstanding of the issuer's common equity: $0.001 par value, as of January 6, 2006, was 14,738,793.

              Transitional Small Business Disclosure Format.    Yes       No  X
                                                                    ---      ---

                              Report on Form 10-QSB

                     For the Quarter Ended December 31, 2005

                                      INDEX

                                                                           Page
                                                                           ----
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)........................3

                      Balance Sheets .........................................4
                      Statements of Operations ...............................5
                      Statements of Cash Flows..............................6-7
                      Notes to the Financial Statements ...................8-13

         Item 2.      Management's Discussion and Analysis  .................14
                        or Plan of Operation

         Item 3.      Controls and Procedures ...............................16


Part II. Other Information

         Item 1.      Legal Proceedings .....................................17

         Item 2.      Changes in Securities .................................17

         Item 3.      Defaults Upon Senior Securities .......................17

         Item 4.      Submission of Matters to a Vote of Security Holders ...17

         Item 5.      Other Information .....................................17

         Item 6.      Exhibits and Reports on Form 8-K ......................17

                      Signatures.............................................18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying balance sheets of Komodo, Inc. at December 31, 2005 and March 31, 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months and nine months ending December 31, 2005 and 2004, have been prepared by our management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended December 31, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2006.











                                  KOMODO, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      December 31, 2005 and March 31, 2005

                                  KOMODO, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                     ASSETS
                                                   December 31,      March 31,
                                                       2005            2005
                                                   ------------    ------------
CURRENT ASSETS                                                      (Unaudited)

   Cash                                            $    137,110    $    583,609
   Prepaid expenses - related party                      21,869          51,559
   Prepaid expenses                                        --            70,000
                                                   ------------    ------------
     Total Current Assets                               158,979         705,168
                                                   ------------    ------------

FIXED ASSETS, NET                                       191,447         184,614
                                                   ------------    ------------

     TOTAL ASSETS                                  $    350,426    $    889,782
                                                   ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable and accrued liabilities        $     42,524    $     22,565
   Accounts payable and accrued liabilities
      - related parties                                 174,855          57,800
   Liabilities of discontinued operations                  --           205,676
                                                   ------------    ------------
     Total Current Liabilities                          217,379         286,041
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES                              --              --

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 10,000,000 shares authorized
    of $0.001 par value, 2,000,000 shares issued
    and outstanding                                       2,000           2,000
   Common stock: 100,000,000 shares authorized of
    $0.001 par value, 14,738,793 and 14,093,793
    shares issued and outstanding, respectively          14,739          14,094
   Additional paid-in capital                        16,744,113      15,362,303
   Stock subscriptions receivable                      (585,000)       (565,000)
   Deficit accumulated during the development stage (16,042,805)    (14,209,656)
                                                   ------------    ------------

     Total Stockholders' Equity (Deficit)               133,047         603,741
                                                   ------------    ------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY (DEFICIT)              $    350,426    $    889,782
                                                   ============    ============

            The accompanying condensed notes are an integral part of
                      these interim financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                 From
                                                                                              Inception on
                                  For the Three Months Ended    For the Nine Months Ended     November 10,
                                        December 31,                   December 31,           1995 Through
                                 ----------------------------  ---------------------------    December 31,
                                      2005           2004           2005           2004           2005
                                 -------------  -------------  -------------  -------------  -------------
REVENUES                          $       --     $       --     $       --     $       --     $       --
                                  ------------   ------------   ------------   ------------   ------------

EXPENSES

   Impairment of asset                    --             --             --             --               50
   Research and development             77,528         25,518        217,079         89,250        332,329
   Depreciation and amortization        13,887          4,075         36,247         12,223        229,179
   General and administrative        1,215,362        121,393      1,785,499        410,717      4,771,729
                                  ------------   ------------   ------------   ------------   ------------

     Total Expenses                  1,306,777        150,986      2,038,825        512,190      5,333,287
                                  ------------   ------------   ------------   ------------   ------------


LOSS FROM OPERATIONS                (1,306,777)      (150,986)    (2,038,825)      (512,190)    (5,333,287)
                                  ------------   ------------   ------------   ------------   ------------


OTHER INCOME (EXPENSES)

   Interest expense                       --             --             --             --           (5,464)
                                  ------------   ------------   ------------   ------------   ------------



   Total Other Income (Expense)           --             --             --             --           (5,464)
                                  ------------   ------------   ------------   ------------   ------------


LOSS FROM CONTINUING
 OPERATIONS                         (1,306,777)      (150,986)    (2,038,825)      (512,190)    (5,338,751)

INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS NET OF TAXES               205,676           --          205,676           --      (10,704,054)
                                  ------------   ------------   ------------   ------------   ------------


NET LOSS                          $ (1,101,101)  $   (150,986)  $ (1,833,149)  $   (512,190)  $(16,042,805)
                                  ============   ============   ============   ============   ============

BASIC LOSS PER SHARE OF
 COMMON STOCK                     $      (0.08)  $      (0.01)  $      (0.13)  $      (0.05)
                                  ============   ============   ============   ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                 14,410,469     11,240,360     14,201,984     10,540,638
                                  ============   ============   ============   ============

            The accompanying condensed notes are an integral part of
                      these interim financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                        From Inception on
                                                                                                            November 10,
                                                                      For the Nine Months Ended             1995 Through
                                                                             December 31,                   December 31,
                                                            ---------------------------------------
                                                                      2005                  2004                2005
                                                            -----------------     -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                 $      (1,833,149)    $        (512,190)    $    (16,042,805)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation and amortization expense                             36,247                12,223               252,662
     Common stock issued for services                                 980,419                 5,500             4,761,442
     Common stock issued for payment of accounts payable                    -                     -                 8,800
     Bad debt expense                                                       -                     -               224,941
     Write-off mineral property                                             -                     -             3,914,434
     Write-off of stock subscription receivable                             -                     -                   250
     Services rendered for deferred compensation                            -                     -               339,750
     Services performed to reduce stock subscription
      receivable                                                            -                     -               246,761
     Warrants granted below market value                               80,036                     -               593,367
     Currency translation adjustment                                        -                     -              (168,626)
     Impairment of asset                                                    -                     -                    50
     Forgiveness of debt by shareholder                                     -                     -                90,705
     Write-off reserve for discontinued operations                   (205,676)                    -              (205,676)
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable
       and accounts receivable-related parties                         51,559                     -              (181,659)
     (Increase) decrease in deposits and
       prepaid expenses                                                48,131                24,391              (141,863)
     Increase in accounts payable and
       payable-related parties                                        117,055                27,667               318,951
     Increase in accounts payable and accrued liabilities              19,959               448,827                23,695
     Increase in liabilities of discontinued operations                     -                     -               269,718
                                                            -----------------     -----------------     -----------------

       Net Cash Used by Operating Activities                         (705,419)                6,418           (5,695,103)
                                                            -----------------     -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                           (43,080)                    -              (399,103)
   Purchase of mineral property and deferred
    exploration costs                                                       -                     -            (2,762,539)
                                                            -----------------     -----------------     -----------------

       Net Cash Used by Investing Activities                          (43,080)                    -            (3,161,642)
                                                            -----------------     -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Stock offering costs                                               (23,000)             (513,583)             (232,249)
   Stock subscription receivable                                      (20,000)              (10,000)              (20,000)
   Cash received on stock subscription                                      -                     -               141,510
   Proceeds from common stock                                         345,000               587,000             7,612,174
   Proceeds on notes payable - related party                                -                     -             1,472,420
                                                            -----------------     -----------------     -----------------

       Net Cash Provided by Financing Activities                      302,000                63,417             8,993,855
                                                            -----------------     -----------------     -----------------

NET INCREASE (DECREASE) IN CASH                                      (446,499)               69,835               117,110

CASH AT BEGINNING OF PERIOD                                           583,609               150,908                     -
                                                            -----------------     -----------------     -----------------

CASH AT END OF PERIOD                                       $         137,110              $220,743              $137,110
                                                            =================     =================     =================

            The accompanying condensed notes are an integral part of
                      these interim financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                                        From Inception on
                                                                                                            November 10,
                                                                      For the Nine Months Ended             1995 Through
                                                                             December 31,                   December 31,
                                                            ---------------------------------------
                                                                      2005                  2004                2005
                                                            -----------------     -----------------     -----------------


CASH PAID FOR:

   Interest                                                 $               -     $               -     $             114
   Income taxes                                             $               -     $               -     $               -

NON-CASH FINANCING ACTIVITIES

   Common stock issued for acquisition of asset             $               -     $               -     $         394,062
   Common stock issued for debt conversion                  $               -     $               -     $       1,210,719
   Common stock issued for mineral properties               $               -     $               -     $         550,000
   Common stock issued for services                         $         980,419     $               -     $       4,761,442
   Common stock issued for license                          $               -     $               -     $         125,000
   Common stock issued for subscription                     $               -     $               -     $         387,750
   Common stock issued for payment of
    accounts payable                                        $               -     $               -     $           8,800
   Services performed by related parties for the
    reduction in stock subscription receivable              $               -     $               -     $         246,761
   Warrants granted below market value                      $          80,036     $               -     $         593,367


























            The accompanying condensed notes are an integral part of
                      these interim financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                      December 31, 2005 and March 31, 2005

NOTE 1 -     BASIS OF FINANCIAL STATEMENT PRESENTATION

             The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2005 Annual Report on Form 10-KSB. Operating results for the nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Use of Estimates

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

NOTE 3 -     GOING CONCERN

             The Company's financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not an established a reliable source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Management's plans are to develop a secure e-mail service for sale to the public and in the interim meet the operational cash flow needs of the Company through the private placement of shares of its common stock. The Company is in the beta-testing stage with its e-mail service and expects to have a marketable service in 2006.

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                      December 31, 2005 and March 31, 2005


NOTE 3 -     GOING CONCERN (Continued)

             The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 4 -     RELATED PARTY TRANSACTIONS

             As of December 31, 2005, the Company owed related parties $174,855 for amounts advanced to the Company to cover operating expenses and for accrued salaries.

             The Company has a prepayment of $21,869 to Real Time as of December 31, 2005. Real Time has management in common with the Company. The prepayment will be expensed as Real Time incurs and pays expenses on the Company's behalf.

NOTE 5 -     COMMON STOCK OPTIONS AND WARRANTS

             OPTIONS
             -------

             On September 27, 2002, the Company established the 2002 Stock Option Plan (the plan) to promote the interests of the Company. The board of directors of the Company has sole and complete authority to determine the employees to whom options shall be granted, the number of options in each grant and any additional conditions and limitations. The total number of shares of common stock subject to outstanding options shall be 1,000,000 shares. The exercise price at the date of grant shall not be less than the fair market value of the underlying shares.

             On August 8, 2003, the Company established the 2003 Stock Option Plan (the plan) to promote the interests of the Company. The board of directors of the Company has sole and complete authority to determine the employees and/or consultants to who options shall be granted, the number of options in each grant and any additional conditions and limitations. The total number of shares of common stock subject to outstanding options shall be 1,150,000 shares. The exercise price at the date of grant shall not be less than the fair market value of the underlying shares.

             On February 12, 2004, the Company established the 2004 stock option plan (the plan) to promote the interests of the Company. The board of directors of the Company has sole and complete authority to determine the employees and/or consultants to who options shall be

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                      December 31, 2005 and March 31, 2005

NOTE 5 -     OPTIONS AND WARRANTS (Continued)

             OPTIONS (Continued)
             -------------------

             granted, the number of options in each grant and any additional conditions and limitations. The total number of shares of common stock subject to outstanding options shall be 1,000,000 shares. The exercise price at the date of grant shall not be less than the fair market value of the underlying shares.

             On December 1, 2004, in connection with the private placement of its common stock, the Company granted warrants to purchase 500,000 shares of its common stock at $1.50 per share, warrants to purchase 500,000 shares of its common stock at $3.00 per share and warrants to purchase 500,000 shares of its common stock at $5.00 per share.

             On November 11, 2005, the Company established the 2005 Stock Option Plan (the plan) to promote the interests of the Company. The board of directors of the Company has sole and complete authority to determine the employees and/or consultants to whom options shall be granted, the number of options in each grant and any additional conditions and limitations. The total number of shares of common stock subject to outstanding options shall be 2,200,000 shares. The exercise price is $0.72 per share. On the same date the 2,200,000 options were granted to various consultants. The grantees were vested for 25% of the options with additional vesting to be determined by the board of directors. The Company recognized an expense of $310,214 for the value of warrants vested using the Black-Scholes formula.

             On December 9, 2005, the Company established the 2006 Stock Option Plan (the plan) to promote the interests of the Company. The board of directors of the Company has sole and complete authority to determine the employees and/or consultants to whom options shall be granted, the number of options in each grant and any additional conditions and limitations. The total number of shares of common stock subject to outstanding options shall be 2,200,000 shares.

             The exercise price is $1.00 per share. On the same date the 2,200,000 options were granted to various consultants and management of the Company. The grantees were vested for 25% of the options with additional vesting to be determined by the board of directors. The Company recognized an expense of $406,205 for the value of options vested using the Black-Scholes formula.

             A summary of the status of the Company's outstanding stock options as of December 31, 2005 (FY2006) and March 31,2005 (FY2005) and changes during the nine months ended December 31, 2005 and the year ended March 31,2005 is presented below:

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                      December 31, 2005 and March 31, 2005

NOTE 5 -     OPTIONS AND WARRANTS (Continued)

             OPTIONS (Continued)
             -------------------

                                                                 2006                             2005
                                                   -------------------------------  ------------------------------
                                                                      Weighted                         Weighted
                                                        Shares         Average           Shares         Average
                                                        under         Exercise           under         Exercise
                                                       Options          Price           Options          Price
                                                   -------------  ----------------  -------------  ---------------
              Outstanding, beginning of
               year                                    3,150,000  $           0.36      3,150,000  $          0.36
              Granted                                  4,400,000              0.86              -                -
              Expired/Cancelled                                -                 -              -                -
              Exercised                                        -                 -              -                -
                                                   -------------  ----------------  -------------  ---------------

              Outstanding, end of year                 7,550,000  $           0.65      3,150,000  $          0.36
                                                   =============  ================  =============  ===============

              Exercisable                              3,175,000  $           0.51      2,075,000  $          0.35
                                                   =============  ================  =============  ===============

              Fair Value of Vested Options Granted            $  0.65
                                                              =======

                                    Outstanding                                     Exercisable
               ---------------------------------------------------------   ---------------------------

                                                Weighted
                                  Number         Average       Weighted       Number          Weighted
                                Outstanding     Remaining      Average      Exercisable       Average
              Range of        at December 31,  Contractual     Exercise    at December31,     Exercise
              Exercise Prices    2005/2004         Life         Price        2005/2004         Price
              ---------------  -------------  ------------    ----------   -------------     ---------

              $  0.21 - 1.00     7,550,000        8.37         $  0.65       3,175,000        $ 0.51
              --------------     ---------       -----         -------       ---------        ------

              $  0.21 - 1.00     3,150,000        8.37         $  0.36       2,075,000        $ 0.35
              ==============     =========       =====         =======       =========        ======

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                      December 31, 2005 and March 31, 2005

NOTE 5 -     OPTIONS AND WARRANTS (Continued)

             WARRANTS
             --------
             A summary of the status of the Company's outstanding warrants as of December 31, 2005 (FY2006) and March 31,2005 (FY2005) and changes during the nine months ended December 31, 2005 and the year ended March 31,2005 is presented below:


                                                                 2006                             2005
                                                   -------------------------------  ------------------------------
                                                                      Weighted                         Weighted
                                                      Shares           Average           Shares         Average
                                                        under         Exercise            under        Exercise
                                                      Warrants          Price         Warrants           Price
                                                   -------------  ----------------  -------------  ---------------
               Outstanding, beginning of
                year                                   7,500,000  $           1.21      2,000,000  $          0.77
               Granted                                   305,000              1.50      5,500,000             1.37
               Expired/Cancelled                               -                 -              -                -
               Exercised                                       -                 -              -                -
                                                   -------------  ----------------  -------------  ---------------

               Outstanding end of year                 7,805,000  $           1.22      7,500,000  $          1.21
                                                   =============  ================  =============  ===============

               Exercisable                             7,805,000  $           1.22      7,500,000  $          1.21
                                                   =============  ================  =============  ===============

               Fair Value of Warrants Granted                 $  0.27
                                                              =======

                                                         Outstanding                        Exercisable
                                      --------------------------------------------  ------------------------------

                                                        Weighted
                                         Number          Average       Weighted        Number          Weighted
                                       Outstanding      Remaining       Average      Exercisable       Average
                      Range of       at December 31,   Contractual     Exercise    at December 31,     Exercise
                   Exercise Prices        2005            Life           Price          2005             Price
               ---------------------  -------------  -------------   -------------  -------------  ---------------

               $           0.70-5.00      7,805,000           8.19   $   0.70-5.00      7,805,000  $          1.22
               ---------------------  -------------  -------------   -------------  -------------  ---------------

               $           0.70-5.00      7,500,000           8.19   $   0.70-5.00      7,500,000  $          1.21
               =====================  =============  =============   =============  =============  ===============

             The warrants were repriced on March 19, 2001. The exercise price was less than the trading price of the stock. Accordingly, a compensation expense of $51,761 was recorded as per the Black Scholes calculation.

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                      December 31, 2005 and March 31, 2005

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
                                                                 ============

             The Company had liabilities of $205,676 which are associated with the discontinued operations which were written of during as of December 31, 2005 due to the expiration of the statute of limitations. No income tax benefit has been attributed to the loss from discontinued operations.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

         The accompanying balance sheets of Komodo, Inc. at December 31, 2005 and March 31, 2005, related statements of operations and cash flows for the three months and nine months ended December 31, 2005 and 2004, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter and nine months ended December 31, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2006.

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

         Business Overview
         -----------------

The Internet consumer and corporations of the world depend on a secure environment for their corporate and personal Internet communications. They are dependent not only on "what gets delivered" i.e. the content or attachments of the email, but how secure is the email and how fast it gets delivered. Komodo has incorporated a fundamentally different and unique approach to the delivery of email via the Internet. It is abundantly clear current technology is ineffective against unwanted email. Spam and viruses are the main problems for corporations today. Spam costs corporations nearly $200 billion annually in lost man hours and wasted bandwidth. Viruses can cause all sorts of interruptions to businesses for instance: on September 20, 2001 McAfee the industry leader in virus protection was sending out a urgent virus alert and to please "click here for more information". Computer hackers have released another dangerous virus called W32/Nimda, again only a patch for something that has already infected 1000's of Networks and to this date they have no easy cure.

Komodo's answer for email is based on a proprietary approach developed exclusively by our own development team. Unlike any of the current systems, which only attempt to filter spam, known viruses or unwanted email, any new virus or spamming technique simply slips by these old inefficient methods thereby infecting the CPU or network destroying files, tying up bandwidth, mail servers, or waking up old viruses which may cause severe damage to the hard drive or other programs. Komodo with its state-of-the-art software and hardware has a co-location and plans to eventually have multiple locations around the world eliminating a single source failure. Komodo's technology is expected to allow subscribers to send mail infinitely faster than current email systems. Komodo's planned benefits include: Zero spam, never receive any spam ever again; complete control of ones contacts, never losing important email or searching through your delete box; transfer files of any size instantly; highest possible level (four levels with a digital key fob) of security for client access; no special hardware or software is required for your PC; accessible from anywhere in the world even with extremely low bandwidth access; can retract an email message sent in error; phishing is eliminated, loss of Identity is virtually impossible. Komodo plans to have infinite scalability capabilities with proprietary server technology. In fact Komodo's technology and equipment is expected to use 80% less power, 95% less cooling, and 98% less space is required. Komodo expects to be able to withstand a total black out situation or meltdown of Internet access from multiple locations without interruption of mail service for their clients

We expect that we need approximately $1,200,000 over the next 12 month period to continue operations. In the past 15 months we have raised approximately $738,000. This funding was completed in the form of private placement funding from the sale of shares of the Company's common stock. Without adequate funding the product will not progress. Obtaining financing depends on current market conditions, the willingness of the investment community to make investments into software development, the timing of key developments of the software and other similar factors. We cannot provide any assurances that we will be able to secure the funding.

Results of Operations

Net loss for the three months ended December 31, 2005 was $1,101,000, as compared to $151,000 for the same period in 2004. The net loss for 2005 translates into a loss of $0.08 per share compared to a loss of $0.01 per share for the same period in 2004. The increase in the net loss is partially attributable to research and development fees incurred in the development of our technology of approximately $77,000 compared to $25,000 in 2004. As we approach what we believe to be the end of development stage we have hired additional programmers to help us meet our planned completion dates. Our office lease expense and incurred related occupancy expenses was $32,000 compared to $4,000 in 2004 as we leased additional space to house our programmers. We compensated our management consultants, who are the officers of the Company, $837,000 in the third quarter of fiscal 2006 compared to $89,000 in the prior year. $717,000 of this compensation came in the form of stock options which were awarded for the progress made towards completing our technology. We computed the value of the stock options using the Black-Scholes formula. In 2005, we also incurred $80,036 in expense for warrants issued in our fund raising activities. The balance of our general and administrative expenses were made up primarily of legal and accounting of approximately $21,000 and advertising/marketing of $215,000 compared to $5,000 and $-0-, respectively. We incurred the advertising/marketing fees in beginning an awareness campaign related to our technology. We recognized a gain on discontinued operations of $205,000 because the statute of limitations for payments of these old debts has expired.

Net losses for the nine months ended December 31, 2005 were $2,038,825 as compared to $512,000 for the same period in 2004. The net loss for 2005 translates into a loss of $0.14 per share compared to a loss of $0.05 per share for the same period in 2004. The increase in the net loss is attributable to research and development fees incurred in the development of our technology of approximately $217,000 compared to $89,000 in 2004. As we entered the intensive development stage for our new product we hired additional programmers to help us meet our planned completion dates. Our office lease expense and incurred related occupancy expenses was $91,000 compared to $10,000 in 2004 as we leased additional space to house our programmers.We compensated our management consultants, who are the officers of the Company, $972,000 in the first nine months of fiscal 2006 compared to $262,000 in the prior year. $717,000 of this compensation came in the form of stock options which were awarded for the progress made towards completing our technology. We computed the value of the stock options using the Black-Scholes formula. In 2005, we also incurred $80,036 in expense for warrants issued in our fund raising activities. The balance of our general and administrative expenses were made up primarily of legal and accounting of approximately $43,000 and advertising/marketing of $407,000 compared to $28,000 and $53,000, respectively. We incurred the advertising/marketing fees in beginning an awareness campaign related to our technology. We recognized a gain on discontinued operations of $205,000 because the statute of limitations for payments of certain old debts has expired.

Liquidity and Capital Resources

We had approximately $137,000 cash on hand at December 31, 2005 compared to $584,000 at March 31, 2005. We used approximately $725,000 of cash for operations during the nine months ended December 31, 2005 compared to approximately $4,000 for the same period of FYE 2005. The increase was partially due to the completion of the development of our e-mail security technology and the preparation for beta testing of the product. We estimate that we will need approximately $1,500,000 of additional funds over the next twelve months.

We estimate that existing sources of liquidity and the funds provided by anticipated capital activity will satisfy our projected working capital requirements through fiscal 2006. Our ability to maintain sufficient liquidity through fiscal 2007 is dependent on our raising additional capital and such capital may not be available on acceptable terms, if at all. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail operations significantly or to seek funds through arrangements with strategic partners, existing investors or other parties.

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

Item 2. Changes in Securities.

The following unregistered securities have been issued since March 31st, 2005:
                                                 Valued
Date             No. of Shares      Title          At          Reason

November 1,2005      25,000        Common        $1.00       Private Placement
December 31,2005    320,000        Common        $1.00       Private Placement

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




                                                KOMODO, INC.


Date: February 13, 2006                         / s / Gordon Muir
                                                -----------------------------
                                                Chief Executive Officer/Director
                                                Principal Accounting Officer