Form 10KSB
period 2006-03-31
KOMODO INC
filed 2006-08-14
CIK 786129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                   FORM 10-KSB

(Mark One)
 [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2006

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

As of June 14, 2006, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $5,560,760 based on approximately 9,929,928 shares held by non-affiliates at a price of $0.56.

The number of shares of common stock outstanding as of June 14, 2006 was 14,888,793.

Documents incorporated by reference: A description of "Documents Incorporated by Reference" is contained in Part III, Item 14.

                                  Komodo, Inc.
                            FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------
                                     PART I

Item 1.  Description of Business.....................................      4
Item 2.  Description of Property ....................................      7
Item 3.  Legal Proceedings...........................................      7
Item 4.  Submission of Matters to a Vote of Security Holders.........      7

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters....      8
Item 6.  Management's Discussion and Analysis or Plan of Operations..      9


Item 7.  Financial Statements                                              12
Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................      12
Item 8A. Controls and Procedures ....................................      13
Item 8B. Other Information ..........................................      14

                                    PART III

Item 9.  Directors and Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act...........      14
Item 10. Executive Compensation......................................      14
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters..................      15
Item 12. Certain Relationships and Related Transactions..............      16
Item 14. Exhibits ...................................................      17
Item 14. Principle Accounting Fees and Services......................      18

         Signatures..................................................      19
         Certifications  ............................................  31.1-1

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development
--------------------
Business Overview
-----------------------
Komodo is a development stage software company in the soft launch process of refining a secure email messaging and operating environment that will eliminate viruses, spam, and other potential online threats. Komodo's unique technology infrastructure and web-based applications provide a totally secure, anonymous and private network that gives subscribers the protection of a secure, messaging environment without having to download software. Komodo began the soft launch of its KOGO service early 2006.

Market Potential
--------------------------
Almost daily there are worldwide incidents of identity theft, email piracy and other security breaches. Companies are spending more and more time and money on temporary solutions that are proving to be useless against the wits and determination of hackers. It is becoming abundantly clear that threats to computer security and privacy are increasing in intensity and in sophistication. Once a fix is found for one virus another more destructive virus has found its way into corporate networks. The current list of problems includes `hacker' intrusions, identity theft, online fraud, `phishing' attacks, malware infections (viruses, worms and Trojan horses), spam, spyware, adware, operating-system/application vulnerabilities and more. These attacks cost consumers, companies, organizations and institutions billions of dollars annually in extra expenses, wasted production-hours, computer downtime, as well as a loss of confidence with their customers from the implications of lost/stolen files, information and assets.

At present, no solution, product or service has successfully eliminated all or any of these threats effectively for computer users. The Internet security industry is fragmented and populated by narrowly focused companies offering ineffective solutions that lack the simplicity desired by the average users. In addition, the majority of present day technologies in anti-virus and anti-spam software rely on filtration systems designed to relentlessly scan all messages and files for characteristics associated with virus programs or spam messages. This requires perpetual updating and monitoring which needlessly consumes processing resources.


We believe there is a growing consumer market for an Internet privacy and security solution that will eradicate the aforementioned problems. With spam on the rise to near epidemic proportions and jamming corporate email networks, companies are desperate to find a permanent, effective solution. Spy ware programs have already infected the vast majority of PCs and new virus outbreaks are creating havoc with corporations all around the world due to their increasing sophistication. The comprehensive Komodo solutions that are currently in soft launch phase and those already under development could be an effective tool in the elimination of these online privacy and security problems.

Products and Services
-------------------------
Komodo is currently building upon its `K-Series', a line of comprehensive computer security and privacy services. Each level of this series builds upon the previous technology: KOGO offers secure email messaging solutions and the SPC 1, Komodo's premier service which will include hardware and support to create a totally secure and virus free computing solution. Each of these services will be based on a monthly subscription fee.

Komodo's messaging solution, KOGO, has the strictest policy of security and privacy for its clients along with other features included as part of the service: these services include, but are not limited to(1) total control of emails: users are able to retrieve, delete or alter messages previously sent,
(2) email monitoring: monitor the status of every email sent message - such as, if it has been opened by the receiver, as well as the time, date and length of time the receiver spent accessing the message and (3) unlimited file size transfers: KOGO mail will substantially reduce the time and bandwidth costs associated with sending large attachments. Since Komodo avoids standard file transfer technology which is employed by most messaging technologies, subscribers will be able to send multi-gigabyte attachments to several users concurrently in a matter of seconds rather than hours.

The K series is designed to allow for elevated security levels according to the needs of the subscribers. The most elaborate and sophisticated level of the `K-Series' will include a virtual application environment allowing users to utilize a virtual desktop to create, alter and store personal documents and files within Komodo's secure and private network. The product offered in the SPC 1 series is customizable by users, updated automatically, and impenetrable by outsiders.

Business Strategy
-----------------------
FOCUS ON PRODUCT DIFFERENTIATION Komodo's series of services is intended to be distinct in relation to current solutions offered by the industry. Designed as a set of premium security packages, the K-Series will target all segments of the marketplace that use email.

DEVELOP A SOLID REPUTATION OF PRODUCT RELIABILITY As a company which markets security and privacy solutions, it is crucial for Komodo to offer the highest levels of security and privacy available. Komodo will seek to partner with established organizations in like-minded businesses.

BUILD A DIVERSE CLIENT BASE Komodo is positioning the K-Series as an affordable solution for computer security and privacy and it is designed specifically for individuals and business consumers.

ESTABLISH IMAGE OF REVOLUTIONARY SECURITY Komodo will endeavor to foster a corporate culture of technological advancement and impenetrable security.

Business Development
---------------------------
Komodo has progressed substantially from a development perspective. During the past year, a proprietary technological infrastructure has been created, beta-testing has been performed and completed, and the technology is currently in its soft launch stage.

Prior History
-------------

Komodo, Inc. was originally incorporated in the State of Nevada on September 21, 1984 as Thermacor Technology Inc. The name was changed to Applied Technology, Inc. on May 16, 1994. The name was changed to Golden Panther Resources, Ltd. on March 17, 1997. The name was changed to Panther Resources Ltd. on March 10, 1998. The name was changed to PhantomFilm.com on June 15, 1999. The name was changed to Komodo, Inc. on October 2, 2001. The current share prices reflect the 1 for 10 reverse stock split that occurred on March 1, 1997, the 1 for 20 reverse stock split that occurred on March 22, 1997, the 1 for 10 reverse stock split that occurred in June, 1999, the 1 for 30 reverse stock split that occurred in September, 2001 and the 4 for 1 forward stock split that occurred in May, 2002.


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

If we lose key personnel, we may be unable to successfully operate our business. We depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel or their failure to work effectively could have a material adverse effect on our business, financial condition and results of operations.

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


ITEM 2.  DESCRIPTION OF PROPERTY

Our executive offices are located in Vancouver, B.C., Canada in a 4,757 square foot facility at a current monthly rent of $12,600. The lease expires in December 31, 2009. We do not own any real estate.

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

PRICE RANGE

YEAR ENDED MARCH 31, 2006:                                LOW     HIGH

                    1st Quarter ......................  $ 0.90   $ 0.96
                    2nd Quarter ......................    0.90     0.93
                    3rd Quarter ......................    0.73     1.04
                    4th Quarter ......................    0.71     1.04

YEAR ENDED MARCH 31, 2005:                                LOW     HIGH

                    1st Quarter ......................  $ 1.44   $ 1.89
                    2nd Quarter ......................    0.75     1.04
                    3rd Quarter ......................    0.72     1.01
                    4th Quarter ......................    0.64     1.20

                                                        ---------------

As of March 31, 2006 there were 866 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

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

Recent Sales of "Unregistered" Securities
-----------------------------------------
The following unregistered securities have been issued since April 1st, 2005 and are previously disclosed in our quarterly reports on Form 10-QSB's unless otherwise noted:
                                          Valued
Date              No. of Shares   Title    At         Reason
-----             -------------   ------  ------      --------

November 1,2005     25,000        Common  $1.00     Private Placement
December 31,2005   320,000        Common  $1.00     Private Placement
February 7, 2006   150,000        Common  $0.77     Marketing Expense

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS and PLAN OF OPERATION

Results of Operations

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005

     Revenues. We did not realize any revenues for the fiscal years ended March 31, 2006 and 2005. If we are successful in the beta testing of our products and services we expect to record our first revenues in the fiscal year ended March 31, 2007.

     General and administrative expenses. General and administrative expense increased to $1,637,984 for the year ended March 31, 2006 from $366,818 for the year ended March 31, 2005. The increase was primarily in marketing expense and consulting fees which were paid in shares of the Company's common stock as well as in common stock purchase options and warrants. The value of these shares, warrants and options was $915,219 in 2006 compared to $5,500 in 2005. We also incurred approximately $300,379 in research and development costs in the year ended March 31, 2006 compared to $89,250 in the prior year. We incurred these additional research and development costs as we worked to prepare our product and service for beta testing. Management fees-related parties increased to $480,000 from $337,500 due to raises given our executive officers under the terms of the management agreements with their management companies.

     Losses from Continuing Operations. Losses from continuing operations totaled $2,465,052 for the year ended March 31, 2006 as compared to losses of $812,258, for the year ended March 31, 2005.

     Losses from Discontinued Operations. In 1999 our Board of Directors voted to discontinue the mining operations due to a lack of funding and low precious metal prices. Losses from discontinued operations totaled $10,704,054. During the year ended March 31, 2006, the statute of limitations expired for $205,676 of debts incurred in connection with our discontinued operations. We recorded a gain on discharge of debt as a result of the statute of limitations expiration. For the year ended March 31, 2005 we had no gains or losses from discontinued mining operations.

Liquidity and Capital Resources

     During the year ended March 31, 2005 we used cash of $1,192,269 for our operations compared to $860,026 in the prior year. The increase was due to our decision to begin the development of our new products and services. In 2006 shareholders of the Company deferred payment of $179,537 of compensation.

     We also used $45,744 and $125,524 of our cash to purchase computer equipment to be used in developing and operating our new products and services, in 2006 and 2005 respectively.

     We raised the cash for these purposes by selling shares of our common stock in private placements. In 2006, we raised $678,500 through these private placements and we paid $23,000 in commissions to the individuals who raised the funds for us compared to $1,572,000 raised in 2005 for which $153,749 in fees were paid.

Plan of Operations

     Going Concern Issue. Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependent upon our ability to successfully attain profitable operations or to locate financing for our continued maintenance and operations. We currently do not have an established source of funds sufficient to cover our operating costs and accordingly there is substantial doubt about our ability to continue as a going concern. We are in the process of developing new products and services which we believe will be profitable and allow us to continue as a going concern. The development of these products is expected to require approximately $4,000,000 after which we expect to need approximately $5,000,000 for infrastructure creation and market introduction. We have raised approximately $2,000,000 of these funds through March 31, 2006. We are in the process of seeking the additional capital needed to meet these needs. There is no assurance that such funds will be available to us or that if they are available will be under terms which we can accept.

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

Recent Accounting Pronouncements

During the year ended March 31, 2006, the Company adopted the following accounting pronouncements:

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards ("SFAS, No. 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on our financial statements.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensations." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No.
123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Management believes the adoption of this statement will have no impact our financial statements.


In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement had no material impact on our financial statements.

ITEM 7.  FINANCIAL STATEMENTS

Financial statements as of and for the fiscal year ended March 31, 2006 has been examined to the extent indicated in their report by Chisholm, Bierwolf & Nilson, LLC, independent certified public accountants, and has been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein under Item 14.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 22, 2005, upon the authorization and approval of our board of directors, we dismissed HJ & Associates LLC ("HJ") as our independent registered public accounting firm.

The reports of HJ on the consolidated financial statements of Komodo, Inc. as of and for the years ended March 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, they were qualified or modified as to uncertainty as to going concern, but not for audit scope, or accounting principles.

During the years ended March 31, 2005 and 2004, and through November 22, 2005, there were no disagreements with HJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HJ, would have caused HJ to make reference to the subject matter of the disagreement in its reports on our consolidated financial statements for such periods.

On November 22, 2005, upon the authorization and approval of the board of directors, we engaged Williams & Webster, P.S. ("Williams") as our independent registered public accounting firm.

No consultations occurred between us and Williams during the years ended March 31, 2005 and 2004 and through November 22, 2005 regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on our financial statements, or other information provided that was an important factor considered by us in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304(a)(1)(iv) of Regulation S-B.


Upon notice from Williams & Webster, P .S., Certified Public Accountants, our former auditors terminated our relationship, withdrawing as auditors effective as of July 19, 2006. The termination of our relationship with Williams & Webster was unanimously accepted by our board of directors and audit committee on July 19,2006.


Since engaging Williams & Webster on November 22, 2005, they have not completed an audit and, accordingly, they have not issued any audit report containing an adverse opinion, disclaimer of opinion or modification as to uncertainty, audit scope or accounting principle. Also since engaging Williams & Webster on November 22, 2005 until the date of termination, there have been no disagreements with Williams & Webster on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Williams & Webster, would have caused it to make reference to the subject matter of the disagreement in connection in its report on the financial statements.


On July 19, 2006, upon the authorization and approval of the board of directors, we engaged Chisholm, Bierwolf & Nilson LLC ("Chisholm") as our independent registered public accounting firm.

No consultations occurred between us and Chisholm during the years ended March 31, 2005 and 2004 and through July 19, 2006 regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on our financial statements, or other information provided that was an important factor considered by us in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304(a)(1)(iv) of Regulation S-B.

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

ITEM 8B. OTHER INFORMATION

None.
                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our executive officers and directors:

Name             Age  Position
Gordon Muir      53   Chief Executive Officer, Chairman of the Board, Director
Penny Perfect*   53   President, Director

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

Compliance with Section 16 of the Exchange Act.

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended March 31, 2006, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2005 and 2006 by the Chief Executive Officer and President. Titles shown on the table are titles held at March 31, 2006. The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We have no long term compensation benefits other than stock options.

                           SUMMARY COMPENSATION TABLE
                    Annual Compensation                   Long Term and Other
                    -------------------                   Compensation
                                                          ----------------------
                                                          Number of
                                                          Securities All Other
Name and            Fiscal                 Other Annual  Underlying Compensation
Principal Positions Year   Salary(1)Bonus Compensation(3) Options    (2)
------------------- ------ -------- ----- --------------- ---------- -----------

Gordon J. Muir      2006   $240,000 -----      -----        500,000     -----
Chief               2005   $240,000 -----      -----        ------      -----
Executive Officer

Penny Perfect       2006   $240,000 -----      -----        500,000     -----
President           2005    $97,500 -----      -----        ------      -----
1) Salaries for 2006 were accrued and remain unpaid.
Bonuses and Deferred Compensation

None of the Directors or executive officers received a bonus or deferred compensation other than as noted above.

Other compensation:  none

Other Director Compensation

Directors receive no cash compensation for their services as directors, other than reimbursement for certain expenses in connection with attendance at board meetings.

Stock Incentive Plans

Stock Incentive Plans were adopted in 2004, 2005 and 2006 authorizing the issuance of the following shares to the Directors, Employees and Consultants of which the unexercised balances are as follows:

                  Exercise            Number         Number
                   Price            Authorized     Outstanding

2004 Plan          $0.77             1,300,000     1,300,000
2005 Plan          $0.72             2,200,000     2,200,000
2006 Plan          $1.00             2,200,000     2,200,000

All directors, employees and consultants are eligible to participate in the above noted Stock Option Plans. The options vest over a five year period. The Plan is administered by the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the stock ownership as of March 31, 2006, of: (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock; and (ii) directly or indirectly by each director, by each person who was an executive officer during the fiscal year ending March 31, 2006 and by directors and executive officers as a group:

                                     Shares
                                     Beneficially
Name of Beneficial Owner             Owned(1)(2)       Percent (2)
------------------------             -----------       -------
Gordon Muir                          6,949,133(3)      36%
Suite 1322 - 1111 W. Georgia St.
Vancouver, B.C.

Penny Perfect                        6,759,732(4)      35%
Suite 1322 - 1111 W. Georgia St.
Vancouver, B.C.

Ms. Perfect and Mr. Muir are spouses. Accordingly, each spouse's holdings may also be deemed to be beneficially owned by the other.

All executive officers and directors
as a group (two persons)(5)          13,708,865        58%

Class A Preferred

All executive officers and directors
as a group                            1,750,000        88%

(1) The above noted disclosure should not be construed as an admission that each executive officer or director is the beneficial owner of these shares of common stock and is calculated separately for each person on the basis of the actual number of outstanding shares beneficially owed as of March 31, 2005 and assumes the conversion of preferred shares held by such person (but not by anyone else).
(2) The percentages shown are calculated based upon 14,888,793 shares of common stock outstanding on March 31, 2006 plus that number of preferred shares that may be converted by a particular person or persons, but not anyone else.
(3) Includes direct and indirect ownership and includes 4,375,000 shares to be issued upon the conversion of preferred shares.
(4) Includes direct and indirect ownership and includes 4,375,000 shares to issued upon the conversion of preferred shares.
(5) Includes 8,750,000 shares to be issued upon the conversion of preferred shares.

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

ITEM 14. EXHIBITS

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

             None

Item 14. Principal Accountant Fees and Services

      The following is a summary of the fees billed to us by HJ & Associates, LLC up to and including November 22, 2005 and Williams & Webster, P.S. thereafter for professional services rendered for the fiscal years ended March 31, 2006 and March 31, 2005:

             Fee Category          Fiscal 2006 Fees  Fiscal 2005 Fees
      -------------------------    ----------------  ----------------
      Audit Fees ..............    $9,940.25         $14,434.14
      Audit-Related Fees ......         --                 --
      Tax Fees ................         --                 --
      All Other Fees ..........         --                 --
                                   ----------        ----------
      Total Fees ..............    $9,940.25         $14,434.14

         Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by HJ & Associates and thereafter Williams & Webster PS in connection with statutory and regulatory filings or engagements.

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

                                  KOMODO, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 March 31, 2006

                                 C O N T E N T S



Reports of Independent Registered Public Accounting Firm..................F-3

Balance Sheet.............................................................F-5

Statements of Operations..................................................F-6

Statements of Stockholders' Equity .......................................F-7

Statements of Cash Flows..................................................F-17

Notes to the Financial Statements.........................................F-19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Board of Directors
Komodo, Inc.

We have audited the accompanying balance sheet of Komodo, Inc. (a development stage company), as of March 31, 2006, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended and the amounts included in the cumulative column in the statements of operations, stockholders' deficit equity and cash flows for the period from April 1, 2005 through March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Komodo, Inc. (a development stage company) as of March 31, 2006 and the results of operations and cash flows for the year then ended and the amounts included in the cumulative column in the statements of operations, stockholders' deficit and cash flows for the period from April 1, 2005 through March 31, 2006 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with no significant operating results to date, a working capital deficiency and a stockholders' deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



CHISHOLM, BIERWOLF & NILSON LLC
Bountiful, Utah
August 7, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Board of Directors
Komodo, Inc.
(A Development Stage Company)
Vancouver, British Columbia, Canada

We have audited the accompanying statements of operations, stockholders' equity, and cash flows of Komodo, Inc. (a development stage company) for the year ended March 31, 2005 and from inception of the development stage on November 10, 1995 through March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Komodo, Inc. (a development stage company) for the year ended March 31, 1995 and from inception of the development stage on November 10, 1995 through March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the March 31, 2005 financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
June 2, 2005

                                  KOMODO, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS
                                     ------
                                                                  March 31,
                                                                    2006
                                                                -------------
CURRENT ASSETS

 Cash                                                           $      1,096
 Prepaid expenses-related party                                        4,114
 Prepaid expenses                                                      5,046
                                                                ------------
   Total Current Assets                                               10,256
                                                                ------------
FIXED ASSETS, NET                                                    183,669
                                                                ------------
   TOTAL ASSETS                                                 $    193,925
                                                                ============
                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------
CURRENT LIABILITIES

 Accounts payable and accrued liabilities                       $     41,504
 Accounts payable and accrued liabilities - related parties          237,337
                                                                ------------
   Total Current Liabilities                                         278,841
                                                                ------------
     Total Liabilities                                               278,841
                                                                ------------
STOCKHOLDERS' DEFICIT

 Preferred stock: 10,000,000 shares authorized
  of $0.001 par value, 2,000,000 shares issued
  and outstanding                                                      2,000
 Common stock: 100,000,000 shares authorized of
  $0.001 par value, 14,888,793 shares issued and
  outstanding                                                         14,889
 Additional paid-in capital                                       16,862,727
 Stock subscriptions receivable                                     (495,500)
 Deficit accumulated during development stage                    (16,469,032)
                                                                ------------
   Total Stockholders' Deficit                                       (84,916)
                                                                ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $    193,925
                                                                ============








   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                                                     >From
                                                                  Inception on
                                        For the Years Ended       November 10,
                                              March 31,           1995 through
                                   -----------------------------    March 31,
                                         2006          2005           2006
                                   -------------- -------------- --------------
REVENUES                           $           -  $           -  $           -
                                   -------------  -------------  -------------
EXPENSES

 Impairment of asset                           -              -             50
 Research and development                300,379         89,250        415,629
 Depreciation and amortization            46,689         18,690        239,621
 Management fees-related parties         480,000        337,500        817,500
 General and administrative            1,637,984        366,818      4,286,714
                                   -------------  -------------  -------------
   Total Expenses                      2,465,052        812,258      5,759,514
                                   -------------  -------------  -------------
LOSS FROM OPERATIONS                  (2,465,052)      (812,258)    (5,759,514)
                                   -------------  -------------  -------------
OTHER (EXPENSE)

 Interest expense                              -              -         (5,464)
                                   -------------  -------------  -------------
   Total Other (Expense)                       -              -         (5,464)
                                   -------------  -------------  -------------
LOSS BEFORE DISCONTINUED
 OPERATIONS                           (2,465,052)      (812,258)    (5,764,978)

GAIN (LOSS) FROM DISCONTINUED
 OPERATIONS                              205,676              -    (10,704,054)
                                   -------------  -------------  -------------
NET LOSS                           $  (2,259,376) $    (812,258) $ (16,469,032)
                                   =============  =============  =============
BASIC LOSS PER SHARE OF
 COMMON STOCK                      $       (0.16) $       (0.07)
                                   =============  =============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            14,355,741     11,272,735
                                   =============  =============












   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Deficit

                                                                                                                 Deficit
                                                                                                                Accumulated
                      Preferred Stock      Common Stock     Additional     Stock                      Other     During the
                     ------------------ ------------------- Paid-In     Subscription  Deferred    Comprehensive Development
                      Shares    Amount    Shares   Amount   Capital     Receivable   Compensation Income(Loss)     Stage
                     --------- -------- --------- --------- ----------- ------------ ------------ ------------ ------------
Balance at
November 10, 1995
(Inception)                  - $      -        -  $      -  $        -  $         -  $         -  $         -  $         -

Common stock issued
 for cash at
 approximately $0.00
 per share                   -        -        -         -           -            -            -            -             -

Currency translation
 adjustment                  -        -        -         -           -            -            -       (1,230)            -

Net loss for the year
 ended March 31, 1996        -        -        -         -           -            -            -            -      (157,549)
                     --------- -------- --------  --------  ----------  -----------  -----------  -----------  ------------
Balance,
 March 31, 1996              -        -        -         -           -            -            -       (1,230)     (157,549)

Common stock issued
 for cash at
 approximately $28.32
 per share                   -        -   38,467        39   1,089,448            -            -            -             -

Common stock issued
 for services at
 approximately $57.08
 per share                   -        -    1,534         2      87,554            -            -            -             -

Currency translation
 adjustment                  -        -        -         -           -            -            -        8,542             -

Net loss for the year
 ended March 31, 1997        -        -        -         -           -            -            -            -    (1,388,389)
                     --------- -------- --------  --------  ----------  -----------  -----------  -----------  ------------
Balance,
 March 31, 1997              - $      -   40,001  $     41  $1,177,002  $         -  $         -  $     7,312  $ (1,545,938)
                     --------- -------- --------  --------  ----------  -----------  -----------  -----------  ------------






   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Deficit (Continued)

                                                                                                                 Deficit
                                                                                                                Accumulated
                      Preferred Stock      Common Stock     Additional     Stock                      Other     During the
                     ------------------ ------------------- Paid-In     Subscription  Deferred    Comprehensive Development
                      Shares    Amount    Shares   Amount   Capital     Receivable   Compensation Income(Loss)     Stage
                     --------- -------- --------- --------- ----------- ------------ ------------ ------------ ------------
Balance,
 March 31, 1997              - $      -    40,001 $     41  $ 1,177,002 $         -  $          - $      7,312 $ (1,545,938)

Recapitalization
 (Note 1)                    -        -   164,120      164      393,898           -             -            -            -

Common stock issued
 for cash at
 approximately $34.65
 per share                   -        -    81,435       82    2,822,045    (100,000)            -            -            -

Common stock issued
 for services at
 approximately $26.28
 per share                   -        -    44,887       45    1,179,581    (154,281)            -            -            -

Issuance of warrants         -        -         -        -       17,220           -             -            -            -

Common stock issued
 for debt at
 approximately $19.51
 per share                   -        -    51,040       51      995,668           -             -            -            -

Common stock issued
 for mineral
 properties at $74.99
 per share                   -        -     7,334        7      549,993           -             -            -            -

Preferred stock
 issued for services
 at $0.18 per share  2,000,000  200,000         -        -      160,000           -             -            -            -

Currency translation
 adjustment                  -        -         -        -            -           -             -      260,719            -

Net loss for the year
 ended March 31, 1998        -        -         -        -            -           -             -            -   (3,332,577)
                     --------- -------- --------- --------  ----------- -----------  ------------ ------------ ------------
Balance,
 March 31, 1998      2,000,000 $200,000   388,817 $    390  $ 7,295,407 $  (254,281) $          - $    268,031 $ (4,878,515)
                     --------- -------- --------- --------  ----------- -----------  ------------ ------------ ------------



   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Deficit (Continued)

                                                                                                                 Deficit
                                                                                                                Accumulated
                      Preferred Stock      Common Stock     Additional     Stock                      Other     During the
                     ------------------ ------------------- Paid-In     Subscription  Deferred    Comprehensive Development
                      Shares    Amount    Shares   Amount   Capital     Receivable   Compensation Income(Loss)     Stage
                     --------- -------- --------- --------- ----------- ------------ ------------ ------------ ------------
Balance,
 March 31, 1998      2,000,000 $200,000   388,817 $    390  $ 7,295,407 $  (254,281) $          - $   268,031  $ (4,878,515)

Common stock issued
 for cash at
 approximately $10.72
 per share                   -        -   114,178      114    1,224,166           -             -           -             -

Common stock issued
 for services at
 approximately $10.97
 per share                   -        -   136,363      137    1,495,085           -             -           -             -

Receipt of
 subscription
 receivable                  -        -         -        -            -     254,281             -           -             -

Common stock issued
 for debt at
 approximately $15.00
 per share                   -        -     1,600        2       23,998           -             -           -             -

Currency translation
 adjustment                  -        -         -        -            -           -             -    (268,031)            -

Net loss for the
 year ended
 March 31, 1999              -        -         -        -            -           -             -           -    (6,031,215)
                     --------- -------- --------- --------  ----------- -----------  ------------ -----------  ------------
Balance,
 March 31, 1999      2,000,000 $200,000   640,958 $    643  $10,038,656 $         -  $          - $         -  $(10,909,730)
                     --------- -------- --------- --------  ----------- -----------  ------------ -----------  ============












   The accompanying notes are an integral part of these financial statements.
                                       F-9

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Deficit (Continued)

                                                                                                                 Deficit
                                                                                                                Accumulated
                      Preferred Stock      Common Stock     Additional     Stock                     Other      During the
                     ------------------ ------------------- Paid-In     Subscription  Deferred    Comprehensive Development
                      Shares    Amount    Shares   Amount   Capital     Receivable   Compensation Income(Loss)     Stage
                     --------- -------- --------- --------- ----------- ------------ ------------ ------------ ------------
Balance,
 March 31, 1999      2,000,000 $200,000   640,958 $     643 $10,038,656 $         -  $          - $          - $(10,909,730)

Common stock issued
 for debt at $5.31
 per share                   -        -    98,160        98     520,848           -             -            -            -

Common stock issued
 for cash at $3.75
 per share                   -        -    13,334        13      49,987           -             -            -            -


Common stock issued
 for services at
 approximately $3.48
 per share                   -        -   158,972       159     553,732           -             -            -            -

Common stock issued
 for license at
 $3.75 per share             -        -    33,334        33     124,967           -             -            -            -

Cancellation of
 common stock                -        -      (334)       (1)     (3,749)          -             -            -            -

Change in par value
 of preferred stock          - (198,000)        -         -     198,000           -             -            -            -

Net loss for the
 year ended
 March 31, 2000              -        -         -         -           -           -             -            -     (796,123)
                     --------- -------- --------- --------- ----------- -----------  ------------ ------------ ------------
Balance,
 March 31, 2000      2,000,000 $  2,000   944,424 $     945 $11,482,441 $         -  $          - $          - $(11,705,853)
                     --------- -------- --------- --------- ----------- -----------  ------------ ------------ ------------











   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Deficit (Continued)

                                                                                                                 Deficit
                                                                                                                Accumulated
                      Preferred Stock      Common Stock     Additional     Stock                      Other     During the
                     ------------------ ------------------- Paid-In     Subscription  Deferred    Comprehensive Development
                      Shares    Amount    Shares   Amount   Capital     Receivable   Compensation Income(Loss)     Stage
                     --------- -------- --------- --------- ----------- ------------ ------------ ------------ ------------
Balance,
 March 31, 2000      2,000,000 $  2,000   944,424 $     945 $11,482,441 $         -  $          - $          - $(11,705,853)

Stock issued for
 services at $0.60
 per share                   -        -    13,334        13       7,987           -             -            -            -

Stock issued for
 cash at $0.04
 per share                   -        -   649,233       649      23,697     (24,346)            -            -            -

Additional expense
 through extension
 and revaluation
 of warrants                 -        -         -         -      51,761           -             -            -            -

Net loss for the
 year ended
 March 31, 2001              -        -         -         -           -           -             -            -      (75,091)
                     --------- -------- --------- --------- ----------- -----------  ------------ ------------ ------------
Balance,
 March 31, 2001      2,000,000 $  2,000 1,606,991 $   1,607 $11,565,886 $   (24,346) $          - $          - $(11,780,944)
                     --------- -------- --------- --------- ----------- -----------  ------------ ------------ ------------





















   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Deficit (Continued)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                           Preferred Stock      Common Stock     Additional      Stock                      Other     During the
                          ------------------ -------------------  Paid-In     Subscription  Deferred    Comprehensive Development
                           Shares    Amount    Shares   Amount    Capital     Receivable   Compensation Income(Loss)     Stage
                          --------- -------- --------- --------- ----------- ------------ ------------ ------------ ------------
Balance, March 31, 2001   2,000,000 $  2,000 1,606,991 $   1,607 $11,565,886 $   (24,346) $         -  $          - $(11,780,944)

August 15, 2001 to January
 23, 2002, stock issued
 for cash at $0.04
 to $0.25 per share               -        - 1,206,668     1,207     236,543    (237,750)           -             -            -

May 4, 2001 to February 20,
 2002, cash received on
 stock subscription               -        -         -         -           -      11,510            -             -            -

September 30, 2001,stock
 subscription receivable
 satisfied by reduction
 of accounts payable-related      -        -         -         -           -       3,575            -             -            -

March 31, 2002,write-off
 subscription receivable          -        -         -         -           -         250            -             -            -

August 15, 2001 to October
 15, 2001, stock issued for
 services at $0.02 to $0.25
 per share                        -        - 2,271,671     2,272     150,978           -            -             -            -

October 15, 2001, stock
 issued for deferred
 compensation at $0.25 per
 share                            -        - 1,359,000     1,359     338,391           -     (339,750)            -            -

April 1, 2001 to May 31,
 2002, services rendered for
 deferred compensation            -        -         -         -           -           -      110,000             -            -


September 27, 2001, stock
 issued for payment of
 accounts payable                 -        -   469,333       469       8,331           -            -             -            -

October 28, 2001, stock
 issued for purchase of
 technology                       -        -   200,000       200        (150)          -            -             -            -
                          --------- -------- --------- --------- ----------- -----------  -----------  ------------ ------------
Balance forward           2,000,000 $  2,000 7,113,663 $   7,114 $12,299,979 $  (246,761) $  (229,750) $          - $(11,780,944)
                          --------- -------- --------- --------- ----------- -----------  -----------  ------------ ------------

   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Deficit (Continued)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                           Preferred Stock      Common Stock     Additional      Stock                      Other     During the
                          ------------------ -------------------  Paid-In     Subscription  Deferred    Comprehensive Development
                           Shares    Amount    Shares   Amount    Capital     Receivable   Compensation Income(Loss)     Stage
                          --------- -------- --------- --------- ----------- ------------ ------------ ------------  ------------
Balance forward           2,000,000 $  2,000 7,113,663 $   7,114 $12,299,979 $  (246,761) $  (229,750) $          -  $(11,780,944)

October 15, 2001,additional
 expense through issuance
 of warrants                      -        -         -         -     428,600           -            -             -             -

Fractional shares issued          -        -     7,937         8          (8)          -            -             -             -

Net loss for the year
 ended March 31, 2002             -        -         -         -           -           -            -             -      (720,206)
                          --------- -------- --------- --------- ----------- -----------  -----------  ------------  ------------
Balance, March 31, 2002   2,000,000    2,000 7,121,600     7,122  12,728,571    (246,761)    (229,750)            -   (12,501,150)

May 13, 2002, stock issued
 for services at $0.60
 per share                        -        -    20,000        20      11,980           -            -             -             -

September 27, 2002, stock
 issued for services at
 $0.21 per share                  -        -   400,000       400      83,600           -            -             -             -

April 1, 2002 to December
 31, 2002, services
 rendered for deferred
 compensation                     -        -         -         -           -           -      229,750             -             -

Fractional share correction       -        -    (3,140)       (3)          3           -            -             -             -

Reduction in stock subscription
 receivable for services
 performed by related parties     -        -         -         -           -      10,250            -             -             -

Net loss for the year
 ended March 31, 2003             -        -         -         -           -           -            -             -      (362,640)
                          --------- -------- --------- --------- ----------- -----------  -----------  ------------  ------------
Balance, March 31, 2003   2,000,000    2,000 7,538,460     7,539  12,824,154    (236,511)           -             -   (12,863,790)

September 30, 2003, additional
 expense through issuance
 of options                       -        -         -         -      15,750           -            -             -             -
                          --------- -------- --------- --------- ----------- -----------  -----------  ------------  ------------
Balance Forward           2,000,000 $  2,000 7,538,460 $   7,539 $12,839,904 $  (236,511) $         -  $          -  $(12,863,790)
                          --------- -------- --------- --------- ----------- -----------  -----------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Deficit (Continued)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                           Preferred Stock       Common Stock      Additional      Stock                      Other     During the
                          ------------------ --------------------  Paid-In    Subscription  Deferred    Comprehensive Development
                           Shares    Amount    Shares    Amount    Capital     Receivable  Compensation Income(Loss)     Stage
                          --------- -------- ---------- --------- ----------- ------------ ------------ ------------  -------------
Balance Forward           2,000,000 $  2,000  7,538,460 $   7,539 $12,839,904 $  (236,511) $          - $          -  $(12,863,790)

October 15, 2003, issuance
 of common stock for stock
 subscription receivable
 at $0.01 per share               -        -  1,500,000     1,500     148,500    (150,000)            -            -             -

November 14, 2003, common
 stock issued for cash at
 $0.50 per share                  -        -    450,000       450     224,550           -             -            -             -

November 28, 2003, common
 stock issued for cash at
 $0.75 per share                  -        -    373,333       373     279,626           -             -            -             -

Debt forgiven by a
 shareholder                      -        -          -         -      90,705           -             -            -             -

Services rendered as
 payment on stock
 subscription receivable          -        -          -         -           -      49,011             -            -             -

Write off of stock
 subscription receivable          -        -          -         -           -     187,500             -            -             -

Stock offering costs              -        -          -         -     (55,500)          -             -            -             -

Net loss for the year
 ended March 31, 2004             -        -          -         -           -           -             -            -      (533,608)
                          --------- -------- ---------- --------- ----------- -----------  ------------ ------------  ------------
Balance, March 31, 2004   2,000,000    2,000  9,861,793     9,862  13,527,785    (150,000)            -            -   (13,397,398)

June 22, 2004, common
 stock issued for cash at
 $1.00 per share                  -        -    147,000       147     146,853           -             -            -             -

June 22, 2004, common
 stock issued for cash at
 $1.50 per share                  -        -     35,000        35      52,465           -             -            -             -
                          --------- -------- ---------- --------- ----------- -----------  ------------ ------------  ------------
Balance Forward           2,000,000 $  2,000 10,043,793 $  10,044 $13,727,103 $  (150,000) $          - $          -  $(13,397,398)
                          --------- -------- ---------- --------- ----------- -----------  ------------ ------------  ------------


   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Deficit (Continued)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                           Preferred Stock       Common Stock     Additional      Stock                      Other     During the
                          ------------------ --------------------  Paid-In    Subscription  Deferred    Comprehensive Development
                           Shares    Amount    Shares    Amount    Capital     Receivable  Compensation Income(Loss)     Stage
                          --------- -------- ---------- --------- ----------- ------------ ------------ ------------  -------------
Balance For ward          2,000,000 $  2,000 10,043,793 $  10,044 $13,727,103 $  (150,000) $          - $          -  $(13,397,398)

August 4,2004,common stock
 issued for stock subscription
 receivable at $0.35 per share    -        -    500,000       500     174,500    (175,000)            -            -             -

September 3,2004,common stock
 issued for stock subscription
 receivable at $0.78 per share    -        -    500,000       500     389,500    (390,000)            -            -             -

October 10, 2004, common
 stock issued for charitable
 donation at $1.10 per share      -        -      5,000         5       5,495           -             -            -             -

November 17, 2004,common stock
 issued for cash at $0.90
 per share                        -        -    375,000       375     337,125           -             -            -             -

December 8, 2004, common stock
 issued for cash at $1.00
 per share                        -        -     50,000        50      49,950           -             -            -             -

January 10, 2005, common
 stock issued for services
 at $0.83 per share               -        -  1,700,000     1,700   1,409,300           -             -            -             -

January and February, 2005,
 common stock issued for
 cash at $0.90 per share          -        -    750,000       750     674,250           -             -            -             -

Cash received on stock
 subscription receivable          -        -          -         -           -     150,000             -            -             -

February 28, 2005, common
 stock issued for cash at
 $1.00 per share                  -        -    170,000       170     169,830           -             -            -             -

Stock offering costs              -        -          -         -  (1,574,750)          -             -            -             -

Net loss for the year
 ended March 31, 2005             -        -          -         -           -           -             -            -      (812,258)
                         ---------  -------- ---------- --------- ----------- -----------  ------------ ------------  ------------
Balance, March 31, 2005   2,000,000 $  2,000 14,093,793 $  14,094 $15,362,303 $  (565,000) $          - $          -  $(14,209,656)
                          --------- -------- ---------- --------- ----------- -----------  ------------ ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                           Preferred Stock       Common Stock     Additional      Stock                      Other     During the
                          ------------------ --------------------  Paid-In    Subscription  Deferred    Comprehensive Development
                           Shares    Amount    Shares    Amount    Capital     Receivable  Compensation Income(Loss)     Stage
                          --------- -------- ---------- --------- ----------- ------------ ------------ ------------  -------------
Balance For ward          2,000,000 $  2,000 14,093,793 $  14,094 $15,362,303 $ (565,000)  $          - $          -  $(14,209,656)

September 28, 2005, common
 stock issued for cash
 at  $0.88 per share              -        -    300,000       300     263,700          -              -            -             -

November 1, 2005, common

 stock issued for cash
 at $1.00 per share               -        -     25,000        25      24,975          -              -            -             -

December 31, 2005, common
 stock issued for cash and
 stock subscription
 receivable at $1.00
 per share                        -        -    320,000       320     319,680    (40,000)             -            -             -

February 7, 2006, common
 stock issued for services
 at $0.71 per share               -        -    150,000       150     106,350          -              -            -             -

Issuance of stock options
 and warrants for services        -        -          -         -     808,719          -              -            -             -

Cash received on stock
 subscription receivable          -        -          -         -           -    109,500              -            -             -

Stock offering costs              -        -          -         -     (23,000)         -              -            -             -

Net loss for the year
 ended March 31, 2006             -        -          -         -           -          -              -            -    (2,259,376)
                          --------- -------- ---------- --------- ----------- ----------   ------------ ------------  ------------
Balance, March 31, 2006   2,000,000 $  2,000 14,888,793 $  14,889 $16,862,727 $ (495,500)  $          - $          -  $(16,469,032)
                          ========= ======== ========== ========= =========== ==========   ============ ============  ============












   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                           From
                                                                       Inception on
                                                For the Years Ended    November 10,
                                                      March 31,        1995 through
                                             -------------------------   March 31,
                                                 2006         2005         2006
                                             ------------ ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                    $(2,259,376) $  (812,258) $(16,469,032)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Depreciation and amortization expense          46,689       18,690       263,104
   Stock issued for services and donations       106,500        5,500     3,887,523
   Stock issued for payment of accounts payable        -            -         8,800
   Bad debt expense                                    -            -       224,941
   Write-off mineral property                          -            -     3,914,434
   Write-off stock subscription receivable             -            -           250
   Services rendered for deferred compensation         -            -       339,750
   Services performed to reduce stock
    subscription receivable                            -            -       246,761
   Warrants and options issued for services      808,719            -     1,322,050
   Currency translation adjustment                     -            -      (168,626)
   Impairment of asset                                 -            -            50
   Forgiveness of debt by shareholder                  -            -        90,705
 Changes in operating assets and liabilities:
   (Increase) in accounts receivable
     and accounts receivable-related parties      51,559      (51,559)     (213,312)
   (Increase) decrease in deposits and
     prepaid expenses                             60,840      (45,562)      (94,525)
   Increase (decrease) in accounts payable
     and accounts payable -related parties       186,491       31,374       388,387
   Increase (decrease) in stock subscription
     payable                                           -      (10,000)            -
   Increase in accounts payable and accrued
     liabilities                                  11,985        3,789        12,745
   Increase (decrease) in reserve for
     discontinued operations                    (205,676)           -        64,042
                                             -----------  -----------  ------------
     Net Cash Used by Operating Activities    (1,192,269)    (860,026)   (6,181,953)
                                             -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                        (45,744)    (125,524)     (401,767)
 Purchase of mineral property and deferred
  exploration costs                                    -            -    (2,762,539)
                                             -----------  -----------  ------------
     Net Cash Used by Investing Activities       (45,744)    (125,524)   (3,164,306)
                                             -----------  -----------  ------------

   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

                                                                           From
                                                                       Inception on
                                                For the Years Ended    November 10,
                                                      March 31,        1995 through
                                             -------------------------   March 31,
                                                 2006         2005         2006
                                             ------------ ------------ -------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock offering costs                            (23,000)    (153,749)     (232,249)
 Cash received on stock subscription             109,500      150,000       271,010
 Proceeds from common stock                      569,000    1,422,000     7,836,174
 Proceeds on notes payable                             -            -     1,472,420
                                             -----------  -----------  ------------
     Net Cash Provided by Financing Activities   655,500    1,418,251     9,347,355
                                             -----------  -----------  ------------
NET INCREASE IN CASH                            (582,513)     432,701         1,096

CASH AT BEGINNING OF PERIOD                      583,609      150,908             -
                                             -----------  -----------  ------------
CASH AT END OF PERIOD                        $     1,096  $   583,609  $      1,096
                                             ===========  ===========  ============
CASH PAID FOR:

 Interest                                    $         -  $         -  $        114
 Income taxes                                $         -  $         -  $          -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for acquisition         $         -  $         -  $    394,062
 Common stock issued for debt conversion     $         -  $         -  $  1,210,719
 Common stock issued for mineral properties  $         -  $         -  $    550,000
 Stock issued for services and donations     $   106,500  $     5,500  $  3,887,523
 Common stock issued for license             $         -  $         -  $    125,000
 Common stock issued for subscription        $         -  $         -  $    387,750
 Common stock issued for payment of
   accounts payable                          $         -  $         -  $      8,800
 Services performed by related parties for
   the reduction in stock subscription
   receivable                                $         -  $         -  $    246,761










   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND HISTORY

         The financial statements presented are those of Komodo, Inc. ("the Company"). The Company was originally incorporated as Thermacor
         Technology, Inc. on September 21, 1984 under the laws of the State of Nevada and as a result of a transaction with a British Columbia corporation, Golden Panther Resources Ltd. ("GPR") effectively became acquired by because the shareholders of GPR controlled the Company after the acquisition.

         All companies that had been merged into the Company have been dissolved and are no longer considered to be subsidiaries. The only surviving entity is Komodo, Inc.

         On March 31, 1999, the Board of Directors of the Company decided to discontinue its mining operations and to focus on software development.

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

         b.  Basic Loss Per Share
                                                     Year Ended
                                                   March 31, 2006
                                    ------------------------------------------
                                        Loss         Shares       Per Share
                                     (Numerator)  (Denominator)     Amount
                                    ------------- ------------- --------------
                                    $ (2,259,376)    14,355,741 $       (0.16)
                                    ============  ============= =============

                                                     Year Ended
                                                   March 31, 2005
                                    ------------------------------------------
                                        Loss         Shares       Per Share
                                     (Numerator)  (Denominator)     Amount
                                    ------------- ------------- --------------
                                    $   (812,258)    11,272,735 $       (0.07)
                                    ============  ============= =============

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2006 and 2005

NOTE 2 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

         b.  Basic Loss Per Share (Continued)

         The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. Common stock equivalents are not included in the computation of basic loss per share because they are anti-dilutive. The Company had 12,480,000 and 11,075,000 in common stock equivalents outstanding at March 31, 2006 and 2005, respectively.

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

         Net deferred tax assets consist of the following components as of March 31, 2006 and 2005:

                                                         2006          2005
                                                    ------------- -------------
         Deferred tax assets
            NOL Carryover                           $  2,380,808  $  1,891,351
            Related Party Liabilities                     70,019             -

            Deferred tax liabilities:
               Depreciation                              (41,076)      (43,830)

         Valuation allowance                          (2,409,751)   (1,847,521)
                                                    ------------  ------------
         Net deferred tax asset                     $          -  $          -
                                                    ============  ============

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended March 31, 2006 and 2005 due to the following:

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2006 and 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         c. Provision for Taxes (Continued)
                                                         2006          2005
                                                    ------------- -------------
         Book loss                                  $   (881,157) $   (316,781)
         Related party services                           70,019             -
         Meals and entertainment                           3,568         4,995
         Stock for services/options expense              315,401       178,945
         Valuation allowance                             492,169       132,841
                                                    ------------  ------------
                                                    $          -  $          -
                                                    ============  ============

         At March 31, 2006, the Company had net operating loss carryforwards of approximately $6,110,000 that may be offset against future taxable income from the year 2006 through 2026. No tax benefit has been reported in the March 31, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

         2,000,000 shares of the Company's preferred stock have been designated as a Class A issuance. Each share is convertible into 5 shares of common stock at $0.01 per share.

         f. Foreign Currency Translation

         Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at the period and exchange rate. Non-monetary assets are translated at the historical exchange rate and all income and expenses are translated at the exchange rates prevailing

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2006 and 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         f. Foreign Currency Translation (Continued)

         during the period. Foreign exchange currency translation adjustments are included in the stockholders' equity section.

         g. Fair Value of Financial Instruments

         As at March 31, 2006, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

         h. Newly Issued Accounting Pronouncements

         During the year ended March 31, 2006, the Company adopted the following accounting pronouncements:

         In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards ("SFAS, No. 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

         In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2006 and 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         h. Newly Issued Accounting Pronouncements (Continued)

         effective for accounting changes and corrections of errors made in fiscal periods that begin after September 15, 2006. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows. In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets", an amendment of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after September 15, 2006. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows. i. Fixed Assets

         Fixed assets are recorded as cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over their useful lives, primarily 5 years. Property and equipment consisted of the following:

                                                                 March 31,
                                                                    2006
                                                             ------------------
                   Office equipment                          $         252,753
                   Accumulated depreciation                            (69,084)
                                                             -----------------
                                                             $         183,669

         Depreciation expense from continuing operations for the years ended March 31, 2006 and 2005 was $46,689 and $18,690, respectively.

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

         k. Valuation and Measurement of Equity Instruments

         Except for transactions with employees that are within the scope of APB Opinion 25, all transactions in which goods or services are the

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2006 and 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         k. Valuation and Measurement of Equity Instruments (Continued)

         consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Additionally, in accordance with EITF 96-18, the Company has determined that the dates used to value the transaction are either (1) the date at which a commitment for performance by the counter party to earn the equity instruments is reached (a "performance commitment"); or (2) the date at which the counter party's performance is complete.

         l. Stock Options

         The Company has traditionally accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no compensation cost is recognized in the financial statements, when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant for the options granted in 2005 and 2004.

         In April 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R.

NOTE 3 - GOING CONCERN

         The Company's financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not an established a reliable source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company intends to develop a secure e-mail service for sale to the public. In the interim, management is committed to meeting the operational cash flow needs of the Company through the private placement of shares of its common stock. The Company is in the beta-testing stage with its e-mail service and expects to have a marketable service by the end of 2006.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2006 and 2005

NOTE 4 - OPTIONS AND WARRANTS

         On September 27, 2002, the Company established the 2002 stock option plan. The Board of Directors of the Company has sole and complete authority to determine the employees to whom options shall be granted, the number of each grant and any additional conditions and limitations. The total number of shares of common stock subject to outstanding options shall be 1,000,000 shares. The exercise price shall not be less than the fair market value of the underlying shares.

         On August 8, 2003, the Company established the 2003 stock option plan. The Board of Directors of the Company has sole and complete authority to determine the employees and/or consultants to who options shall be granted, the number of each grant and any additional conditions and limitations. The total number of shares of common stock subject to outstanding options shall be 1,150,000 shares. The exercise price shall not be less than the fair market value of the underlying shares.

         On February 12, 2004, the Company established the 2004 stock option plan. The Board of Directors of the Company has sole and complete authority to determine the employees and/or consultants to who options shall be granted, the number of each grant and any additional conditions and limitations. The total number of shares of common stock subject to outstanding options shall be 1,000,000 shares. The exercise price at the date of grant shall not be less than the fair market value of the underlying shares.

         On December 1, 2004, in connection with the private placement of its common stock, the Company granted options to purchase 500,000 shares of its common stock at $1.50 per share, 500,000 shares of its common stock at $3.00 per share and 500,000 shares of its common stock at $5.00 per share.

         On November 11, 2005, the Company established the 2005 stock option plan to promote the interests of the Company. The Board of Directors of the Company has sole and complete authority to determine the employees and/or consultants to who options shall be granted, the number of each grant and any additional conditions and limitations. The total number of shares of common stock subject to outstanding options shall be 2,200,000 shares. The exercise price is $0.72 per share. On the same date 2,200,000 options were granted to various consultants. The grantees vested for 25% of the options with additional vesting to be determined by the board of directors. The Company recognized an expense of $310,214 for the value of the options vested using the Black-Scholes formula.

         On December 9, 2005, the Company established the 2005 stock option plan to promote the interests of the Company. The Board of Directors of the Company has sole and complete authority to determine the employees and/or consultants to who options shall be granted, the number of each

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2006 and 2005

NOTE 4 - OPTIONS AND WARRANTS (Continued)


         grant and any additional conditions and limitations. The total number of shares of common stock subject to outstanding options shall be 2,200,000 shares. The exercise price is $1.00 per share. On the same date 2,200,000 options were granted to various consultants. The grantees vested for 25% of the options with additional vesting to be determined by the board of directors. The Company recognized an expense of $406,205 for the value of the options vested using the Black-Scholes formula.

         A summary of the status of the Company's outstanding stock options and warrants as of March 31, 2006 and 2005 and changes during the years ended March 31, 2006 and 2005 is presented below:

         OPTIONS
         -------                           2006                  2005
                                  --------------------  --------------------
                                             Weighted               Weighted
                                             Average                Average
                                             Exercise              Exercise
                                    Shares    Price      Shares      Price
                                  ---------  ---------  ---------  ---------
         Outstanding, beginning
          of year                 4,650,000  $    1.27  3,150,000  $    0.36
            Granted               4,400,000       0.86  1,500,000       3.17
            Expired/Cancelled             -          -          -          -
            Exercised                     -          -          -          -
                                  ---------  ---------  ---------  ---------
         Outstanding end of year  9,050,000  $    0.65  4,650,000  $    1.27
                                  =========  =========  =========  =========
            Exercisable           4,675,000  $    0.51  3,575,000  $    1.45
                                  =========  =========  =========  =========
            Fair Value of Options
              Granted                        $ 716,419
                                             =========

                                     Outstanding               Exercisable
                        --------------------------------- ---------------------
                                      Weighted
                            Number     Average   Weighted   Number     Weighted
             Range of    Outstanding  Remaining  Average  Exercisable  Average
             Exercise    at March 31,Contractual Exercise at March 31, Exercise
              Prices      2006/2005      Life      Price   2006/2005     Price
          ------------- ------------ ----------- -------- ------------ --------
          $0.21 to 0.14    7,550,000        8.33 $   0.65    3,175,000 $   0.51
          =============    ========= =========== ======== ============ ========
          $0.21 to 1.00    3,150,000        8.37 $   0.36    2,075,000 $   0.35
          =============    ========= =========== ======== ============ ========

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2006 and 2005

NOTE 4 - OPTIONS AND WARRANTS (Continued)

          WARRANTS
          --------
                                           2006                2005
                                  --------------------  --------------------
                                             Weighted               Weighted
                                             Average                Average
                                             Exercise              Exercise
                                    Shares    Price      Shares      Price
                                  ---------  ---------  ---------  ---------
          Outstanding, beginning
           of year                7,500,000  $    0.46  3,500,000  $    0.18
          Granted                   305,000       1.50  4,000,000       0.70
          Expired/Cancelled               -          -          -          -
          Exercised                       -          -          -          -
                                  ---------  ---------  ---------  ---------
          Outstanding end of year 7,805,000  $    1.22  7,500,000  $    0.46
                                  =========  =========  =========  =========
          Exercisable             7,805,000  $    1.22  7,500,000  $    0.46
                                  =========  =========  =========  =========

                                 Outstanding                  Exercisable
                   -------------------------------------- ---------------------
                                  Weighted
                       Number     Average     Weighted      Number     Weighted
        Range of    Outstanding  Remaining    Average     Exercisable  Average
        Exercise    at March 31,Contractual   Exercise    at March 31, Exercise
         Prices      2006/2005      Life        Price      2006/2005     Price
     ------------- ------------ ----------- ------------- ------------ --------
     $0.70 to 5.00    7,805,000       8.14  $0.70 to 5.00    7,805,000   $ 1.22
     =============  ===========      =====  =============   ==========   ======
     $0.70 to 5.00    7,500,000       8.19  $0.70 to 5.00    7,500,000   $ 1.21
     =============  ===========      =====  =============   ==========   ======

         In December 2006, the Company issued 305,000 warrants in connection with the private placement of its common stock. Accordingly, a compensation expense $92,300 was recorded as per the Black-Scholes calculation.

         Until March 31, 2005, the Company applied  Accounting  Principles Board

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

                                 KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2006 and 2005

NOTE 4 - OPTIONS AND WARRANTS (Continued)

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

         Had compensation cost for the Company's stock options granted to officers, directors, and employees been determined based on the fair value at the grant date under the accounting provisions of SFAS No. 123 and SFAS 148 the Company would have recorded an additional expense of $-0- and $2,799,964 for the years ended March 31, 2006 and 2005, respectively. Also, under these same provisions, the Company's net loss would not have been changed by the pro forma amounts indicated below:

                                                   March 31,
                                         ---------------------------
                                              2006          2005
                                         ------------- -------------
                Net loss:
                  As reported            $ (2,259,376) $   (812,258)
                  Pro forma              $ (2,259,376) $ (3,612,222)

                Basic loss per share:
                  As reported            $      (0.16) $      (0.07)
                  Pro forma              $      (0.16) $      (0.32)

NOTE 5 - RELATED PARTIES TRANSACTIONS

         The Company contracts with a Canadian company, Real Time, to pay its expenses in Canada. At March 31, 2006, the Company had a receivable from Real Time for funds advanced in excess of costs incurred totaling $4,114.

         In addition, the Company had liabilities to related parties at March 31, 2006 totaling $293,913 for the unpaid fees owed to the management companies of the Company's management under the terms of their employment contracts.

         These entities have been deemed related parties due to common ownership of management.

                                 KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2006 and 2005

NOTE 6 - COMMON STOCK

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

         On September 28, 2005, the Company authorized the issuance of 300,000 shares of common stock at $0.88 per share. The 1,500,000 shares were issued for advertising services of $264,000.

         In November 2005, the Company received payment of $2,000 related to the subscription receivable.

         On November 1, 2005, the Company authorized the issuance of 25,000 shares of common stock at $1.00 per share. The 25,000 shares were issued for cash.

         On December 31, 2005, the Company authorized the issuance of 320,000 shares of common stock at $1.00 per share. The 320,000 shares were issued for cash of $320,000.

         On February 28, 2006, the Company authorized the issuance of 150,000 shares of common stock at $0.71 per share. The 150,000 shares were issued for advertising services of $80,036.

         In March 2006, the Company received payment of $89,500 related to the subscription receivable.

SIGNATURES

In accordance with the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  KOMODO, INC.


Dated:  August 10, 2006                           By: /s/Gordon Muir
                                                  ------------------
                                                  Gordon Muir
                                                  President

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.


   Signature                   Title                           Date


/s/ Gordon Muir              Director                       August 10,2006
------------------           Chief Executive Officer and
Gordon J. Muir               Principal Financial Officer

/s/ Penny Perfect            Director                       August 10,2006
-------------------          President
Penny Perfect
Certifications
--------------