Form 10QSB
period 2006-06-30
KOMODO INC
filed 2006-08-14
CIK 786129

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

                  For quarterly period ended: June 30, 2006; or

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

State the number of shares outstanding of the issuer's common equity: $0.001 par value, as of July 3, 2006, was 15,208,126.

              Transitional Small Business Disclosure Format.    Yes       No  X
                                                                    ---      ---

                              Report on Form 10-QSB

                     For the Quarter Ended June 30, 2006

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

         Item 4.      Submission of Matters to a Vote of Security Holders ...17

         Item 5.      Other Information .....................................17

         Item 6.      Exhibits and Reports on Form 8-K ......................17

                      Signatures.............................................18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying balance sheets of Komodo, Inc. at June 30, 2006 and March 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months ending June 30, 2006 and 2005, have been prepared by our management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2007.











                                  KOMODO, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                        June 30, 2006 and March 31, 2006

                                  KOMODO, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                       June 30,     March 31,
                                                         2006         2006
                                                    ------------- -------------
                                                     (Unaudited)
CURRENT ASSETS

 Cash                                               $      8,326  $      1,096
 Prepaid expenses - related party                         56,303         4,114
 Prepaid expenses                                              -         5,046
                                                    ------------  ------------
   Total Current Assets                                   64,629        10,256
                                                    ------------  ------------
FIXED ASSETS, NET                                        171,032       183,669
                                                    ------------  ------------
   TOTAL ASSETS                                     $    235,661  $    193,925
                                                    ============  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES

 Accounts payable and accrued liabilities           $     62,291  $     41,504
 Accounts payable and accrued liabilities -
  related parties                                        356,237       237,337
                                                    ------------  ------------
   Total Current Liabilities                             418,528       278,841
                                                    ------------  ------------
COMMITMENTS AND CONTINGENCIES                                  -             -

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock: 10,000,000 shares authorized of
  $0.001 par value, 2,000,000 shares issued and
  outstanding                                              2,000         2,000
 Common stock: 100,000,000 shares authorized of
  $0.001 par value, 15,711,559 and 14,888,793 shares
  issued and outstanding, respectively                    15,711        14,889
 Additional paid-in capital                           17,302,754    16,862,727
 Stock subscriptions receivable                         (505,500)     (495,500)
 Deficit accumulated during the development stage    (16,997,832)  (16,469,032)
                                                    ------------  ------------
   Total Stockholders' Equity (Deficit)                 (182,867)      (84,916)
                                                    ------------  ------------
   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)                 $    235,661  $    193,925
                                                    ============  ============



             The accompanying condensed notes are an integral part
                     of these interim financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)
                                                                      From
                                                                  Inception on
                                      For the Three Months Ended  November 10,
                                                 June 30,         1995 Through
                                      ---------------------------   June 30,
                                           2006         2005          2006
                                      ------------- ------------- -------------
REVENUES                              $      5,188  $          -  $      5,188
                                      ------------  ------------  ------------
EXPENSES

 Impairment of asset                             -             -            50
 Research and development                   96,282        69,429       511,911
 Depreciation and amortization              12,637        10,350       252,258
 Management fees-related parties           120,000       120,000       937,500
 General and administrative                305,069       186,927     4,591,783
                                      ------------  ------------  ------------
   Total Expenses                          533,988       386,706     6,293,502
                                      ------------  ------------  ------------
LOSS FROM OPERATIONS                      (528,800)     (386,706)   (6,288,314)
                                      ------------  ------------  ------------
OTHER (EXPENSES)

 Interest expense                                -             -        (5,464)
                                      ------------  ------------  ------------
   Total Other (Expense)                         -             -        (5,464)
                                      ------------  ------------  ------------
LOSS BEFORE DISCONTINUED
 OPERATIONS                               (528,800)     (386,706)   (6,293,778)
                                      ------------  ------------  ------------
LOSS FROM DISCONTINUED OPERATIONS
NET OF ZERO TAX EFFECT                           -             -   (10,704,054)
                                      ------------  ------------  ------------
NET LOSS                              $   (528,800) $   (386,706) $(16,997,832)
                                      ============  ============  ============
BASIC LOSS PER SHARE OF
 COMMON STOCK                         $      (0.03) $      (0.03)
                                      ============  ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                     15,562,794    14,093,793
                                      ============  ============










                The accompanying condensed notes are an integral
                  part of these interim financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)                        From
                                                                  Inception on
                                      For the Three Months Ended  November 10,
                                                 June 30,         1995 Through
                                      ---------------------------   June 30,
                                           2006         2005          2006
                                      ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                             $   (528,800) $   (386,706) $(16,997,832)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Depreciation and amortization expense     12,637        10,350       275,741
  Common stock issued for services         191,850             -     4,079,373
  Common stock issued for payment
   of accounts payable                           -             -         8,800
  Bad debt expense                               -             -       224,941
  Write-off mineral property                     -             -     3,914,434
  Write-off of stock subscription
   receivable                                    -             -           250
  Services rendered for deferred
   compensation                                  -             -       339,750
  Services performed to reduce stock
   subscription receivable                       -             -       246,761
  Warrants and options issued for services       -             -     1,322,050
  Currency translation adjustment                -             -      (168,626)
  Impairment of asset                            -             -            50
  Forgiveness of debt by shareholder             -             -        90,705
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable
     and accounts receivable-related parties     -        51,559      (213,312)
   (Increase) decrease in deposits and
     prepaid expenses                      (47,143)       51,353      (141,668)
   Increase in accounts payable and
     payable-related parties               118,900       (50,286)      507,287
   Increase in accounts payable and
     accrued liabilities                    20,787        15,344        33,532
   Increase in liabilities of
     discontinued operations                     -             -        64,042
                                      ------------  ------------  ------------
  Net Cash Used by Operating
     Activities                           (231,770)     (308,386)   (6,413,723)
                                      ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                        -       (34,914)     (401,767)
 Purchase of mineral property and
   deferred exploration costs                    -             -    (2,762,539)
                                      ------------  ------------  ------------
  Net Cash Used by Investing
   Activities                                    -       (34,914)   (3,164,306)
                                      ------------  ------------  ------------
                The accompanying condensed notes are an integral
                  part of these interim financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)
                                                                      From
                                                                  Inception on
                                      For the Three Months Ended  November 10,
                                                 June 30,         1995 Through
                                      ---------------------------   June 30,
                                           2006         2005          2006
                                      ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock offering costs                      (16,000)            -      (248,249)
 Cash received on stock subscription       245,000             -       516,010
 Proceeds from common stock                 10,000             -     7,846,174
 Proceeds on notes payable -
   related party                                 -             -     1,472,420
                                      ------------  ------------  ------------
  Net Cash Provided by Financing
   Activities                              239,000             -     9,586,355
                                      ------------  ------------  ------------
NET INCREASE IN CASH                         7,230      (343,300)        8,326

CASH AT BEGINNING OF PERIOD                  1,096       583,609             -
                                      ------------  ------------  ------------
CASH AT END OF PERIOD                 $      8,326      $240,309        $8,326
                                      ============  ============  ============

CASH PAID FOR:

 Interest                             $          -  $          -  $        114
 Income taxes                         $          -  $          -  $          -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for
  acquisition of asset                $          -  $          -  $    394,062
 Common stock issued for
  debt conversion                     $          -  $          -  $  1,210,719
 Common stock issued for
  mineral properties                  $          -  $          -  $    550,000
 Common stock issued for
  services                            $    191,850  $          -  $  4,079,373
 Common stock issued for
  license                             $          -  $          -  $    125,000
 Common stock issued for
  subscription                        $          -  $          -  $    387,750
 Common stock issued for
  payment of accounts payable         $          -  $          -  $      8,800
 Services performed by related
  parties for the reduction
  in stock subscription
  receivable                          $          -  $          -  $    246,761

                The accompanying condensed notes are an integral
                  part of these interim financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                        June 30, 2006 and March 31, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2006 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates
         ----------------
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                        June 30, 2006 and March 31, 2006

NOTE 3 - GOING CONCERN (Continued)

         accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

         As of June 30, 2006, the Company owed related parties $356,237 for amounts advanced to the Company to cover operating expenses and for accrued salaries.

         The Company has a prepayment of $56,303 to Real Time as of June 30, 2006. Real Time has management in common with the Company. The prepayment will be expensed as Real Time incurs and pays expenses on the Company's behalf.

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

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                        June 30, 2006 and March 31, 2006

NOTE 5 - OPTIONS AND WARRANTS (Continued)

         OPTIONS (Continued)
         -------------------
         On December 1, 2004, in connection with the private placement of its common stock, the Company granted warrants to purchase 500,000 shares of its common stock at $1.50 per share, warrants to purchase 500,000 shares of its common stock at $3.00 per share and warrants to purchase 500,000 shares of its common stock at $5.00 per share.

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

         A summary of the status of the Company's outstanding stock options as of June 30, 2006 (FY2007) and March 31,2006 (FY2006) and changes during the threee months ended June 30, 2006 and the year ended March 31,2006 is presented below:

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                        June 30, 2006 and March 31, 2006

NOTE 5 - OPTIONS AND WARRANTS (Continued)

         OPTIONS (Continued)
         -------------------
                                          2007             2006
                                  ------------------ ------------------
                                            Weighted           Weighted
                                  Shares     Average  Shares    Average
                                   under    Exercise   under   Exercise
                                  Options    Price    Options   Price
                                  --------- -------- --------- --------
         Outstanding, beginning
          of year                 7,550,000 $   0.65 3,150,000 $   0.36
         Granted                          -     0.86 4,400,000     0.86
         Expired/Cancelled                -        -         -        -
         Exercised                        -        -         -        -
                                  --------- -------- --------- --------
         Outstanding, end of year 7,550,000 $   0.65 7,550,000 $   0.65
                                  ========= ======== ========= ========
         Exercisable              3,175,000 $   0.51 3,175,000 $   0.51
                                  ========= ======== ========= ========
         Fair Value of Options Granted                         $716,419
                                                               ========

                          Outstanding                       Exercisable
         --------------------------------------------  --------------------
                        Number
                      Outstanding Weighted               Number
                         at        Average   Weighted  Exercisable Weighted
           Range of    June 30,   Remaining   Average  at June 30,  Average
           Exercise   /March 31, Contractual Exercise  /March 31,  Exercise
            Prices    2006/2006      Life      Price   2006/2006    Price
         ------------ ---------  ----------  --------  ---------   --------
         $0.21 - 0.14 7,550,000        8.08   $  0.65  3,175,000     $ 0.51
         ------------ ---------  ----------   -------  ---------   --------

         $0.21 - 0.14 7,550,000        8.33   $  0.65  3,175,000   $   0.51
         ============ =========  ==========   =======  =========   ========

         WARRANTS
         --------
         A summary of the status of the Company's outstanding warrants as of June 30, 2006 (FY2007) and March 31,2006 (FY2006) and changes during the three months ended June 30, 2006 and the year ended March 31,2006 is presented below:

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                        June 30, 2006 and March 31, 2006

NOTE 5 - OPTIONS AND WARRANTS (Continued)

         WARRENTS (Continued)
         --------------------
                                           2007             2006
                                  ------------------ ------------------
                                            Weighted           Weighted
                                  Shares     Average  Shares    Average
                                   under    Exercise   under   Exercise
                                  Warrents    Price  Warrents   Price
                                  --------- -------- --------- --------
         Outstanding, beginning of
          year                    7,805,000 $   1.22 7,500,000 $   1.21
         Granted                          -     1.50   305,000     1.50
         Expired/Cancelled                -        -         -        -
         Exercised                        -        -         -        -
                                  --------- -------- --------- --------
         Outstanding end of year  7,805,000 $   1.22 7,805,000 $   1.22
                                  ========= ======== ========= ========
         Exercisable              7,805,000 $   1.22 7,805,000 $   1.22
                                  ========= ======== ========= ========
        Fair Value of Warrants Granted                         $ 80,036
                                                               ========

                          Outstanding                       Exercisable
         --------------------------------------------  --------------------
                        Number
                      Outstanding Weighted                 Number
                         at        Average   Weighted    Exercisable Weighted
           Range of    June 30,   Remaining   Average    at June 30,  Average
           Exercise   /March 31, Contractual Exercise    /March 31,  Exercise
            Prices    2006/2006      Life      Price     2006/2006    Price
         ------------ ---------  ----------  ----------  ---------   --------
         $  0.70-5.00 7,805,000        7.89  $0.70-5.00  7,805,000   $   1.22
         ------------ ---------  ----------  ----------  ---------   --------

         $  0.70-5.00 7,805,000        8.14  $0.70-5.00  7,805,000   $   1.22
         ============ =========  ==========  ==========  =========   ========

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

         The accompanying balance sheets of Komodo, Inc. at June 30, 2006 and March 31, 2006, related statements of operations and cash flows for the three months ended June 30, 2006 and 2005, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 31, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2007.

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

         Business Overview
        -----------------
Komodo is a development stage software company in the soft launch process of refining a secure email messaging and operating environment that will eliminate viruses, spam, and other potential online threats. Komodo's unique technology infrastructure and web-based applications provide a totally secure, anonymous and private network that gives subscribers the protection of a secure, messaging environment without having to download software. Komodo began the soft launch of its KOGO service early 2006.

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

Products and Services
---------------------
Komodo is currently building upon its `K-Series', a line of comprehensive computer security and privacy services. Each level of this series builds upon the previous technology: KOGO offers secure email messaging solutions and the SPC 1, Komodo's premier service which will include hardware and support to create a totally secure and virus free computing solution. Each of these services will be based on a monthly subscription fee.

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

The K series is designed to allow for elevated security levels according to the needs of the subscribers. The most elaborate and sophisticated level of the `K-Series' will include a virtual application environment allowing users to utilize a virtual desktop to create, alter and store personal documents and files within Komodo's secure and private network. The product offered in the SPC 1 series is customizable by users.

We expect that we need approximately $1,200,000 over the next 12 month period to continue operations. In the past 2 years we have raised approximately $2,000,000. This funding was completed in the form of private placement funding from the sale of shares of the Company's common stock. Without adequate funding the product will not progress. Obtaining financing depends on current market conditions, the willingness of the investment community to make investments into software development, the timing of key developments of the software and other similar factors. We cannot provide any assurances that we will be able to secure the funding.



Results of Operations

Our net loss for the three months ended June 30, 2006 was $528,800, as compared to $386,706 for the same period in 2005. The net loss for 2006 translates into a loss of $0.03 per share compared to a loss of $0.03 per share for the same period in 2005. The increase in the net loss is partially attributable to research and development fees incurred in the development of our technology of approximately $96,282 compared to $69,429 in 2005. As we approach what we believe to be the end of development stage we have hired additional programmers to help us meet our planned completion dates. Our marketing and advertising expense was $185,745 compared to $108,790 in 2005 as we worked to increase public awareness of our email service. $191,850 of this compensation came in the form of stock options which were awarded for the progress made towards completing our technology. We compensated our management consultants, who are the officers of the Company, $120,000 in the first quarter of fiscal 2007 compared to $120,000 in the prior year. The balance of our general and administrative expenses were made up primarily of legal and accounting of approximately $38,645 and internet costs of $20,215 compared to $17,646 and $11,702, respectively.

We recorded our first revenues of $5,188 during the quarter ended June 30, 2006. We expect our revenues to continue to grow through out the remainder of 2006 but we do not expect to become cash flow positive until late in 2007.

Liquidity and Capital Resources

We had $8,326 of cash on hand at June 30, 2006 compared to $1,096 at March 31, 2006. We used $231,770 of cash for operations during the three months ended June 30, 2006 compared to approximately $308,386 for the same period of FYE 2006. The decrease was primarily due to the deferral of management compensation by our management team of $118,900 in 2006. We raised net cash of $239,000 during the three months ended June 30, 2006 from the collection of stock subscriptions receivable and the private placement of our common stock. We estimate that we will need approximately $1,200,000 of additional funds over the next twelve months.

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

Item 2. Changes in Securities.

The following unregistered securities have been issued since March 31st, 2006:
                                                 Valued
Date             No. of Shares      Title          At          Reason

April 6,2006      171,000          Common        $0.35       Services
April 28,2006      25,000          Common        $0.80       Services
June 28, 2006      13,333          Common        $0.75       Private Placement
June 28, 2006      60,000          Common        $0.50       Services
June 29, 2006      50,000          Common        $0.44       Services
June 30, 2006     313,333          Common        $0.75       Private Placement
June 30, 2006      40,000          Common        $0.50       Private Placement
June 30, 2006     150,000          Common        $0.40       Services

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




                                                         KOMODO, INC.


Date: August 14, 2006                              / s / Gordon Muir
                                                   -----------------------------
                                                   President / Director
                                                   Principal Accounting Officer