Form 10QSB
period 2006-09-30
KOMODO INC
filed 2006-11-14
CIK 786129

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

                  For quarterly period ended: September 30, 2006; or

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

State the number of shares outstanding of the issuer's common equity: $0.001 par value, as of October 12, 2006, was 16,072,293.

              Transitional Small Business Disclosure Format.    Yes       No  X
                                                                    ---      ---

                              Report on Form 10-QSB

                     For the Six Months Ended September 30, 2006

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

         Item 4.      Submission of Matters to a Vote of Security Holders ...17

         Item 5.      Other Information .....................................17

         Item 6.      Exhibits and Reports on Form 8-K ......................17

                      Signatures.............................................18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying balance sheets of Komodo, Inc. at September 30, 2006 and March 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months and six months ending September 30, 2006 and 2005, have been prepared by our management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2007.











                                  KOMODO, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                      September 30, 2006 and March 31, 2006

                                  KOMODO, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                     September 30,   March 31,
                                                         2006          2006
                                                     ------------- -------------
                                                     (Unaudited)
CURRENT ASSETS

 Cash                                                $         73  $      1,096
 Prepaid expenses - related party                               -         4,114
 Prepaid expenses                                               -         5,046
                                                     ------------  ------------
   Total Current Assets                                        73        10,256
                                                     ------------  ------------
FIXED ASSETS, NET                                         158,395       183,669
                                                     ------------  ------------
   TOTAL ASSETS                                      $    158,468  $    193,925
                                                     ============  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES

 Accounts payable and accrued liabilities            $    103,522  $     41,504
 Accounts payable and accrued liabilities -
   related parties                                        523,698       237,337
                                                     ------------  ------------
   Total Current Liabilities                              627,220       278,841
                                                     ------------  ------------
COMMITMENTS AND CONTINGENCIES                                   -             -

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock: 10,000,000 shares authorized of
  $0.001 par value, 2,000,000 shares issued and
  outstanding                                               2,000         2,000
 Common stock: 100,000,000 shares authorized of
  $0.001 par value, 16,072,293 and 14,888,793 shares
  issued and outstanding, respectively                     16,072        14,889
 Additional paid-in capital                            17,356,519    16,862,727
 Stock subscriptions receivable                          (470,525)     (495,500)
 Deficit accumulated during the development stage     (17,372,818)  (16,469,032)
                                                     ------------  ------------
   Total Stockholders' Equity (Deficit)                  (468,752)      (84,916)
                                                     ------------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                                $    158,468  $    193,925
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

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                        From
                                                                                     Inception on
                                For the Three Months Ended For the Six Months Ended  November 10,
                                       September 30,            September 30,        1995 Through
                                -------------------------- ------------------------- September 30,
                                    2006          2005         2006         2005        2006
                                -----------   -----------  -----------  -----------  ------------
REVENUES                        $     4,253   $         -  $     9,441  $         -  $      9,441
                                -----------   -----------  -----------  -----------  ------------
EXPENSES

 Impairment of asset                      -             -            -            -            50
 Research and development           121,570        70,122      217,852      139,551       633,481
 Depreciation and amortization       12,637        12,010       25,274       22,360       264,895
 Management fees-related parties    120,000       120,000      240,000      240,000     1,057,500
 General and administrative         125,032       143,210      430,101      330,137     4,716,815
                                -----------   -----------  -----------  -----------  ------------
     Total Expenses                 379,239       345,342      913,227      732,048     6,672,741
                                -----------   -----------  -----------  -----------  ------------
LOSS FROM OPERATIONS               (374,986)     (345,342)    (903,786)    (732,048)   (6,663,300)
                                -----------   -----------  -----------  -----------  ------------
OTHER (EXPENSES)

 Interest expense                         -             -            -            -        (5,464)
                                -----------   -----------  -----------  -----------  ------------
 Total Other (Expense)                    -             -            -            -        (5,464)
                                -----------   -----------  -----------  -----------  ------------
LOSS BEFORE DISCONTINUED
 OPERATIONS                        (374,986)     (345,342)    (903,786)    (732,048)   (6,668,764)

LOSS FROM DISCONTINUED
 OPERATIONS NET OF ZERO TAX
 EFFECT                                    -            -            -            -   (10,704,054)
                                ------------  -----------  -----------  -----------  ------------
NET LOSS                        $   (374,986) $  (345,342) $  (903,786) $  (732,048) $(17,372,818)
                                ============  ===========  ===========  ===========  ============
BASIC LOSS PER SHARE OF
 COMMON STOCK                   $      (0.02) $     (0.02) $     (0.06) $     (0.05)
                                ============  ===========  ===========  ===========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING               16,340,781   14,097,172   15,461,017   14,100,415
                                ============  ===========  ===========  ===========












         The accompanying condensed notes are an integral part of these interim financial statements.
                                        5

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                             From
                                                                         Inception on
                                               For the Six Months Ended  November 10,
                                                      September 30,      1995 Through
                                               ------------------------- September 30,
                                                   2006         2005         2006
                                               ------------ ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                      $  (903,786) $  (732,048) $(17,372,818)
 Adjustments to reconcile net loss
  to net cash used by operating activities:
   Depreciation and amortization expense            25,274       22,360       288,378
   Common stock issued for services                245,975            -     4,133,498
   Common stock issued for payment of
    accounts payable                                     -            -         8,800
   Bad debt expense                                      -            -       224,941
   Write-off mineral property                            -            -     3,914,434
   Write-off of stock subscription receivable            -            -           250
   Services rendered for deferred compensation           -            -       339,750
   Services performed to reduce stock
    subscription receivable                              -            -       246,761
   Warrants and options issued for services              -            -     1,322,050
   Currency translation adjustment                       -            -      (168,626)
   Impairment of asset                                   -            -            50
   Forgiveness of debt by shareholder                    -            -        90,705
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable
     and accounts receivable-related parties             -       19,906      (213,312)
   (Increase) decrease in deposits and
     prepaid expenses                                9,160       70,000       (85,365)
   Increase in accounts payable and
     payable-related parties                       286,361       60,567       674,748
   Increase in accounts payable and accrued
     liabilities                                    62,018       16,803        74,763
   Increase in liabilities of discontinued
     operations                                          -            -        64,042
                                               -----------   ----------  ------------
     Net Cash Used by Operating Activities        (274,998)    (542,412)   (6,456,951)
                                               -----------   ----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                -      (39,129)     (401,767)
 Purchase of mineral property and deferred
  exploration costs                                      -            -    (2,762,539)
                                               -----------   ----------  ------------
     Net Cash Used by Investing Activities               -      (39,129)   (3,164,306)
                                               -----------   ----------  ------------








         The accompanying condensed notes are an integral part of these interim financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                             From
                                                                         Inception on
                                               For the Six Months Ended  November 10,
                                                      September 30,      1995 Through
                                               ------------------------- September 30,
                                                   2006         2005         2006
                                               ------------ ------------ -------------
CASH FLOWS FROM FINANCING ACTIVITIES


 Stock offering costs                              (16,000)           -      (248,249)
 Cash received on stock subscription               279,975            -       550,985
 Proceeds from common stock                         10,000            -     7,846,174
 Proceeds on notes payable - related party               -            -     1,472,420
                                               -----------   ----------  ------------
   Net Cash Provided by Financing Activities       273,975            -     9,621,330
                                               -----------   ----------  ------------
NET INCREASE IN CASH                                (1,023)    (581,541)           73

CASH AT BEGINNING OF PERIOD                          1,096      583,609             -
                                               -----------   ----------  ------------
CASH AT END OF PERIOD                          $        73   $    2,068  $         73
                                               ===========   ==========  ============
CASH PAID FOR:

 Interest                                      $         -   $        -  $        114
 Income taxes                                  $         -   $        -  $          -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for acquisition of asset  $         -   $        -  $    394,062
 Common stock issued for debt conversion       $         -   $        -  $  1,210,719
 Common stock issued for mineral properties    $         -   $        -  $    550,000
 Common stock issued for services              $   245,975   $        -  $  4,133,498
 Common stock issued for license               $         -   $        -  $    125,000
 Common stock issued for subscription          $         -   $        -  $    387,750
 Common stock issued for payment of
  accounts payable                             $         -   $        -  $      8,800
 Services performed by related parties for the
  reduction in stock subscription receivable   $         -   $        -  $    246,761















         The accompanying condensed notes are an integral part of these interim financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                      September 30, 2006 and March 31, 2006

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2006 Annual Report on Form 10-KSB. Operating results for the three months and six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

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

NOTE 3 - GOING CONCERN

         The Company's financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not an established a reliable source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Management's plans are to continue marketing it's secure e-mail service and virus free SPC 1 internet laptop and in the interim meet the operational cash flow needs of the Company through the private placement of shares of it's common stock. The Company began the soft launch in early 2006 and plans a mass scale release in 2007.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                      September 30, 2006 and March 31, 2006

NOTE 3 - GOING CONCERN (Continued)

         accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

         As of September 30, 2006, the Company owed related parties $523,698 for amounts advanced to the Company to cover operating expenses and for accrued salaries.

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

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                      September 30, 2006 and March 31, 2006

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

         A summary of the status of the Company's outstanding stock options as of September 30, 2006 (FY2007) and March 31, 2006 (FY2006) and changes during the six months ended September 30, 2006 and the year ended March 31, 2006 is presented below:

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                      September 30, 2006 and March 31, 2006

NOTE 5 - OPTIONS AND WARRANTS (Continued)

         OPTIONS (Continued)
                                                2007                2006
                                       -------------------  -------------------
                                                  Weighted            Weighted
                                        Shares    Average    Shares   Average
                                         under    Exercise    under   Exercise
                                        Options    Price     Options   Price
                                       ---------  --------  --------- ---------
         Outstanding, beginning of
           year                        7,550,000  $   0.65  3,150,000  $   0.36
         Granted                               -      0.86  4,400,000      0.86
         Expired/Cancelled                     -         -          -         -
         Exercised                             -         -          -         -
                                       ---------  --------  ---------  --------
         Outstanding, end of year      7,550,000  $   0.65  7,550,000  $   0.65
                                       =========  ========  =========  ========
         Exercisable                   3,175,000  $   0.51  3,175,000  $   0.51
                                       =========  ========  =========  ========
         Fair Value of Options Granted                                 $716,419
                                                                       ========

                       Outstanding                      Exercisable
         ---------------------------------------------- ------------------------
                      Number                            Number
                      Outstanding  Weighted             Exercisable
                      at           Average     Weighted at              Weighted
         Range of  September/March Remaining   Average  September/March Average
         Prices        30,    31,  Contractual Exercise    30,     31,  Exercise
         Exercise     2006/  2006  Life        Price    2006/     2006  Price
         ------------ ------------ ----------- -------- -------------  ---------
         $0.21 - 0.14    7,550,000        8.08  $  0.65     3,175,000     $ 0.51
         ------------    ---------        ----  -------     ---------     ------
         $0.21 - 0.14    7,550,000        8.33  $  0.65     3,175,000     $ 0.51
         ============    =========        ====  =======     =========     ======

         WARRANTS
         --------
         A summary of the status of the Company's outstanding warrants as of September 30, 2006 (FY2007) and March 31, 2006 (FY2006) and changes during the six months ended September 30, 2006 and the year ended March 31, 2006 is presented below:

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                      September 30, 2006 and March 31, 2006

NOTE 5 - OPTIONS AND WARRANTS (Continued)

         WARRENTS (Continued)
                                                2007                2006
                                       -------------------  -------------------
                                                  Weighted            Weighted
                                        Shares    Average    Shares   Average
                                         under    Exercise    under   Exercise
                                        Options    Price     Options   Price
                                       ---------  --------  --------- ---------
         Outstanding, beginning of
           year                        7,805,000  $   1.22  7,500,000  $   1.21
         Granted                               -      1.50    305,000      1.50
         Expired/Cancelled                     -         -          -         -
         Exercised                             -         -          -         -
                                       ---------  --------  ---------  --------
         Outstanding end of year       7,805,000  $   1.22  7,805,000  $   1.22
                                       =========  ========  =========  ========
         Exercisable                   7,805,000  $   1.22  7,805,000  $   1.22
                                       =========  ========  =========  ========
         Fair Value of Warrants Granted                                 $80,036
                                                                       ========

                             Outstanding                      Exercisable
         ---------------------------------------------- ------------------------
                      Number                            Number
                      Outstanding  Weighted             Exercisable
                      at           Average     Weighted at              Weighted
         Range of  September/March Remaining   Average  September/March Average
         Prices        30,    31,  Contractual Exercise    30,     31,  Exercise
         Exercise     2006/  2006  Life        Price    2006/     2006  Price
         ---------- -------------- ----------- ---------- ------------- --------
         $0.70-5.00      7,805,000        7.89 $0.70-5.00     7,805,000 $   1.22
         ---------- -------------- ----------- ---------- ------------- --------
         $0.70-5.00      7,805,000        8.14 $0.70-5.00     7,805,000 $   1.22
         ========== ============== =========== ========== ============= ========

         In December 2005, the Company issued 305,000 warrants in connection with the private placement of its common stock. Accordingly, a compensation expense $92,300 was recorded as per the Black-Scholes calculation.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

         The accompanying balance sheets of Komodo, Inc. at September 30, 2006 and March 31, 2006, related statements of operations and cash flows for the three months and six months ended September 30, 2006 and 2005, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the half year and quarter ended September 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2007.

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

Business Overview
----------------
Komodo is a software development company. We are currently selling, supporting,

and continuing development on our personal internet privacy products. Demand for these products has caused customers to subscribe for Komodo's services in advance of our mass-scale release in 2007. Komodo's unique technology infrastructure and web-based applications aim to provide users with privacy and security and restore confidence in internet communications, while remaining user friendly and seamless to users. Komodo began the soft launch of the KOGO email messaging and file storage system in early 2006, and began shipping the SPC 1 secure private computing laptop in late 2006.

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

Products and Services
-------------------------
Komodo is currently selling and supporting monthly subscriptions for two internet privacy and security products: KOGO secure email messaging, and the secure and virus free SPC 1 internet laptop and computing environment. The majority of the current customer base has subscribed from recommendations by existing customers while Komodo refines product features and scalability in preparation for widespread marketing.

Komodo's messaging solution, KOGO, is designed to ensure privacy and security for its users, as well as provide unique features not available in other email clients. Utilizing a familiar interface designed to replicate the most popular email programs, KOGO runs on any java-capable computer on any operating system and loads directly from a web page without any need to install software permanently or complete any updates. Customers can send and receive messages with other KOGO members or any email address in a fully secure fashion without any risk of interception. Outside emails only reach your inbox with your approval and with human interaction, virtually eliminating spam.

Included with the service is integrated online file storage which allows for attachments of almost any size to be sent to any number of users virtually instantaneously, as well as the ability for data backup and archiving of important documents from the customer's computer. All messages and data are accessible from any internet-connected java-capable computer, anywhere, and are fully secure due to the secure KOGO login process which utilizes state-of-the-art digital security devices with time-limited passwords. Extra features such as message recall, restricted message reply, and control over file access are all included above and beyond what normal email service can offer.

Komodo's SPC 1 (Secure Private Computing) system is designed to give customers all the benefits of KOGO service, plus the peace of mind of a virus free, adware resistant, and hack-secure internet and computing environment, all for a monthly charge with a reasonable startup fee. Active subscribers are given the option for updated hardware every 2 years for no additional charge. Each unit is custom-built for each customer and, for an additional charge, can be configured with additional software and configuration to meet specific needs of the customer. Key features of the basic system include a specially selected, wireless-capable laptop computer, flash-based hard drive storage with no moving parts, a custom Linux operating system with support for many Windows applications, anonymous and secure internet proxy browsing feature, and specially selected applications for usability and compatibility with popular file formats like Microsoft Word, Excel, Powerpoint, PDF, and many others. Current SPC 1 units can have bug fixes and patches applied remotely by Komodo staff through contact with the customer and an automated upgrade system is being developed to automate update and patch installs without user interaction or outside access. In the future, SPC 1 customers will be able to select from additional hardware options, including a selection of laptop configurations, additional storage capacity, and customized software installs. Also, a recent business agreement with a prominent manufacturer of flash-based drive solutions ensures that future SPC 1 units will be even faster, and higher capacity, than ever before.

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


Results of Operations

Our net loss for the three months ended September 30, 2006 was $374,986, as compared to $345,342 for the same period in 2005. The net loss for 2006 translates into a loss of $0.02 per share compared to a loss of $0.02 per share for the same period in 2005. The increase in the net loss is partially attributable to research and development fees incurred in the development of our technology of approximately $121,570 compared to $70,122 in 2005. As we approach what we believe to be the end of development stage we have hired additional programmers to help us meet our planned completion dates. Our marketing and advertising expense was $50,045 compared to $82,512 in 2005 as we started to build public awareness of our email service. We compensated our management consultants, who are the officers of the Company, $120,000 in the second quarter of fiscal 2007 compared to $120,000 in the prior year. The balance of our general and administrative expenses were made up primarily of legal and accounting of approximately $29,642 and rent of $35,772 compared to $25,242 and $31,813, respectively.

We recorded revenues of $4,253 during the quarter ended September 30, 2006. We expect our revenues to continue to grow through out the remainder of 2006 but we do not expect to become cash flow positive until late in 2007.

Our net loss for the six months ended September 30, 2006 was $903,786, as compared to $732,048 for the same period in 2005. The net loss for 2006 translates into a loss of $0.06 per share compared to a loss of $0.05 per share for the same period in 2005. The increase in the net loss is partially attributable to research and development fees incurred in the development of our technology of approximately $217,852 compared to $139,551 in 2005. As we approach what we believe to be the end of development stage we have hired additional programmers to help us meet our planned completion dates. Our marketing and advertising expense was $175,790 compared to $191,303 in 2005 as we started to build public awareness of our email service. We compensated our management consultants, who are the officers of the Company, $240,000 in the first half of fiscal 2007 compared to $240,000 in the prior year. The balance of our general and administrative expenses were made up primarily of legal and accounting of approximately $68,287 and rent of $71,504 compared to $22,725 and $58,552, respectively.

We recorded revenues of $9,441 during the first half ended September 30, 2006. We expect our revenues to continue to grow through out the remainder of 2006 but we do not expect to become cash flow positive until late in 2007.

Liquidity and Capital Resources

We had $73 of cash on hand at September 30, 2006 compared to $1,096 at March 31, 2006. We used $274,998 of cash for operations during the six months ended September 30, 2006 compared to approximately $542,412 for the same period of FYE 2006. The decrease was primarily due to the deferral of management compensation by our management team of $286,361 in 2006. We raised net cash of $273,975 during the six months ended September 30, 2006 from the collection of stock subscriptions receivable and the private placement of our common stock. We estimate that we will need approximately $1,200,000 of additional funds over the next twelve months.

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

Item 2. Changes in Securities.

The following unregistered securities have been issued since March 31st, 2006:
                                                 Valued
Date             No. of Shares      Title          At          Reason

April 6, 2006      171,000          Common        $0.35      Services
April 28, 2006      25,000          Common        $0.80      Services
June 28, 2006       13,333          Common        $0.75      Private Placement
June 28, 2006       60,000          Common        $0.50      Services
June 29, 2006       50,000          Common        $0.44      Services
June 30, 2006      313,333          Common        $0.75      Private Placement
June 30, 2006       40,000          Common        $0.50      Private Placement
June 30, 2006      150,000          Common        $0.40      Services
July 10, 2006       27,500          Common        $0.15      Services
August 21, 2006    180,000          Common        $0.15      Services
September 13, 2006 153,334          Common        $0.15      Services

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.
              (a) Exhibits

        (a) Exhibits

        Exhibit 31.1 Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 ofthe Sarbanes-Oxley Act of 2002.


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




                                              KOMODO, INC.


Date: November 13, 2006                       / s / Gordon Muir
                                              -----------------------------
                                              President / Director
                                              Principal Accounting Officer