Form 10QSB
period 2006-12-31
KOMODO INC
filed 2007-02-07
CIK 786129

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

                  For quarterly period ended: December 31, 2006; or

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

State the number of shares outstanding of the issuer's common equity: $0.001 par value, as of December 31, 2006, was 25,926,247.

              Transitional Small Business Disclosure Format.    Yes       No  X
                                                                    ---      ---

                              Report on Form 10-QSB

                     For the Six Months Ended December 31, 2006

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

         Item 4.      Submission of Matters to a Vote of Security Holders ...17

         Item 5.      Other Information .....................................17

         Item 6.      Exhibits and Reports on Form 8-K ......................17

                      Signatures.............................................18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying balance sheets of Komodo, Inc. at December 31, 2006 and March 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months and nine months ending December 31, 2006 and 2005, have been prepared by our management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended December 31, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2007.











                                  KOMODO, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      December 31, 2006 and March 31, 2006

                                  KOMODO, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                      December 31,   March 31,
                                                         2006          2006
                                                     ------------- -------------
                                                      (Unaudited)
CURRENT ASSETS

 Cash                                                $        209  $      1,096
 Prepaid expenses - related party                               -         4,114
 Prepaid expenses                                               -         5,046
                                                     ------------  ------------
   Total Current Assets                                       209        10,256
                                                     ------------  ------------
FIXED ASSETS, NET                                         146,891       183,669
                                                     ------------  ------------
   TOTAL ASSETS                                      $    147,100  $    193,925
                                                     ============  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

 Accounts payable and accrued liabilities            $     65,129  $     41,504
 Accounts payable and accrued liabilities
  - related parties                                        70,561       237,337
                                                     ------------  ------------
   Total Current Liabilities                              135,690       278,841
                                                     ------------  ------------
COMMITMENTS AND CONTINGENCIES                                   -             -

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock: 10,000,000 shares authorized of
  $0.001 par value, 2,000,000 shares issued and
  outstanding                                               2,000         2,000
 Common stock: 100,000,000 shares authorized of
  $0.001 par value, 25,926,247 and 14,888,793 shares
  issued and outstanding, respectively                     25,926        14,889
 Additional paid-in capital                            17,937,902    16,862,727
 Stock subscriptions receivable                          (390,370)     (495,500)
 Deficit accumulated during the development stage     (17,564,048)  (16,469,032)
                                                     ------------  ------------
   Total Stockholders' Equity (Deficit)                    11,410       (84,916)
                                                     ------------  ------------
   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)                  $    147,100  $    193,925
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

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                        From
                                                                                    Inception on
                                   For the Three Months     For the Nine Months     November 10,
                                    Ended December 31,       Ended December 31,     1995 Through
                                ------------------------- ------------------------- December 31,
                                     2006         2005         2006         2005        2006
                                ------------ ------------ ------------ ------------ -------------
REVENUES                        $         -  $         -  $     9,441  $         -  $      9,441
                                -----------  -----------  -----------  -----------  ------------

EXPENSES

 Impairment of asset                      -            -            -            -            50
 Research and development            53,071       77,528      270,923      217,079       686,552
 Depreciation and amortization       12,653       13,887       37,927       36,247       277,548
 Management fees-related parties    120,000      120,000      360,000      360,000     1,177,500
 General and administrative           5,506    1,095,362      435,607    1,425,499     4,722,321
                                -----------  -----------  -----------  -----------  ------------
   Total Expenses                   191,230    1,306,777    1,104,457    2,038,825     6,863,971
                                -----------  -----------  -----------  -----------  ------------
LOSS FROM OPERATIONS               (191,230)  (1,306,777)  (1,095,016)  (2,038,825)   (6,854,530)
                                -----------  -----------  -----------  -----------  ------------
OTHER (EXPENSES)

   Interest expense                       -            -            -            -        (5,464)
                                -----------  -----------  -----------  -----------  ------------

   Total Other (Expense)                  -            -            -            -        (5,464)
                                -----------  -----------  -----------  -----------  ------------
LOSS BEFORE DISCONTINUED
 OPERATIONS                        (191,230)  (1,306,777)  (1,095,016)  (2,038,825)   (6,859,994)

LOSS FROM DISCONTINUED
 OPERATIONS NET OF ZERO TAX
 EFFECT                                   -      205,676            -      205,676   (10,704,054)
                                -----------  -----------  -----------  -----------  ------------
NET LOSS                        $  (191,230) $(1,101,101) $(1,095,016) $(1,833,149) $(17,564,048)
                                ===========  ===========  ===========  ===========  ============
BASIC LOSS PER SHARE OF
 COMMON STOCK                   $     (0.01) $     (0.08) $     (0.07) $     (0.13)
                                ===========  ===========  ===========  ===========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING              22,029,911   14,410,469   17,507,897   14,201,984
                                ===========  ===========  ===========  ===========














              The accompanying condensed notes are an integral part
                     of these interim financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                             From
                                                                         Inception on
                                              For the Nine Months Ended  November 10,
                                                     December 31,        1995 Through
                                              -------------------------  December 31,
                                                   2006        2005          2006
                                              ------------ ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                     $(1,095,016) $(1,833,149)  $(17,564,048)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Depreciation and amortization expense           37,927       36,247        301,031
   Common stock issued for services               245,975      980,419      4,133,498
   Common stock issued for payment of
    accounts payable                                    -            -          8,800
   Bad debt expense                                     -            -        224,941
   Write-off mineral property                           -            -      3,914,434
   Write-off of stock subscription receivable           -            -            250
   Services rendered for deferred compensation          -            -        339,750
   Services performed to reduce stock
    subscription receivable                             -            -        246,761
   Warrants and options issued for services             -       80,036      1,322,050
   Currency translation adjustment                      -            -       (168,626)
   Impairment of asset                                  -            -             50
   Forgiveness of debt by shareholder                   -            -         90,705
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable
     and accounts receivable-related parties            -       51,559       (213,312)
   (Increase) decrease in deposits and
     prepaid expenses                               9,160       48,131        (85,365)
   Increase in accounts payable and
     payable-related parties                      424,462      117,055        812,849
   Increase in accounts payable and accrued
     liabilities                                   23,624       19,959         36,369
   Increase (Decrease) in liabilities of
     discontinued operations                            -     (205,676)        64,042
                                              -----------  -----------   ------------
     Net Cash Used by Operating Activities       (353,868)    (705,419)    (6,535,821)
                                              -----------  -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                          (1,149)     (43,080)      (402,916)
 Purchase of mineral property and deferred
  exploration costs                                     -            -     (2,762,539)
                                              -----------  -----------   ------------
     Net Cash Used by Investing Activities         (1,149)     (43,080)    (3,165,455)
                                              -----------  -----------   ------------








              The accompanying condensed notes are an integral part
                     of these interim financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                             From
                                                                         Inception on
                                              For the Nine Months Ended  November 10,
                                                     December 31,        1995 Through
                                              -------------------------  December 31,
                                                   2006        2005          2006
                                              ------------ ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock offering costs                             (16,000)     (23,000)      (248,249)
 Cash received on stock subscription              360,130      (20,000)       631,140
 Proceeds from common stock                        10,000      345,000      7,846,174
 Proceeds on notes payable - related party              -            -      1,472,420
                                              -----------  -----------   ------------
     Net Cash Provided by Financing Activities    354,130      302,000      9,701,485
                                              -----------  -----------   ------------
NET INCREASE IN CASH                                 (887)    (446,449)           209

CASH AT BEGINNING OF PERIOD                         1,096      583,609              -
                                              -----------  -----------   ------------
CASH AT END OF PERIOD                         $       209  $   137,110           $209
                                              ===========  ===========   ============
CASH PAID FOR:

 Interest                                     $         -  $         -   $        114
 Income taxes                                 $         -  $         -   $          -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for acquisition of asset $         -  $         -   $    394,062
 Common stock issued for debt conversion      $   591,238  $         -   $  1,801,957
 Common stock issued for mineral properties   $         -  $         -   $    550,000
 Common stock issued for services             $   245,975  $   980,419   $  4,133,498
 Common stock issued for license              $         -  $         -   $    125,000
 Common stock issued for subscription         $         -  $         -   $    387,750
 Common stock issued for payment of
  accounts payable                            $         -  $         -   $      8,800
 Services performed by related parties for the
  reduction in stock subscription receivable  $         -  $         -   $    246,761














              The accompanying condensed notes are an integral part
                     of these interim financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                      December 31, 2006 and March 31, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2006 Annual Report on Form 10-KSB. Operating results for the three months and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

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

NOTE 3 - GOING CONCERN

         The Company's financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not an established a reliable source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Management's plans are to continue marketing its secure e-mail service and virus free SPC 1 internet laptop and in the interim meet the operational cash flow needs of the Company through the private placement of shares of its common stock. The Company began the soft launch in early 2006 and plans a mass scale release in 2007.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                      December 31, 2006 and March 31, 2006

NOTE 3 - GOING CONCERN (Continued)

         preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

         As of December 31, 2006, the Company owed related parties $70,561 for amounts advanced to the Company to cover operating expenses and for accrued salaries.

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

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                      December 31, 2006 and March 31, 2006

NOTE 5 - OPTIONS AND WARRANTS (Continued)

         OPTIONS (Continued)
         -------------------
         On November 11, 2005, the Company established the 2005 Stock Option Plan (the plan) to promote the interests of the Company. The board of directors of the Company has sole and complete authority to determine the employees and/or consultants to whom options shall be granted, the number of options in each grant and any additional conditions and limitations. The total number of shares of common stock subject to outstanding options shall be 2,200,000 shares. The exercise price is $0.72 per share. On the same date the 2,200,000 options were granted to various consultants. The grantees were vested for 25% of the options with additional vesting to be determined by the board of directors. The Company recognized an expense of $310,214 for the value of warrants vested using the Black-Scholes formula.

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

         A summary of the status of the Company's outstanding stock options as of December 31, 2006 (FY2007) and March 31, 2006 (FY2006) and changes during the nine months ended December 31, 2006 and the year ended March 31, 2006 is presented below:

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                      December 31, 2006 and March 31, 2006

NOTE 5 - OPTIONS AND WARRANTS (Continued)

         OPTIONS (Continued)
         -------------------
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
                                                                       ========

                             Outstanding                      Exercisable
         ---------------------------------------------- ------------------------
                      Number                            Number
                      Outstanding  Weighted             Exercisable
                      at           Average    Weighted  at              Weighted
         Range of  December/March  Remaining  Average  December/March   Average
         Prices        31,    31,  Contractual Exercise    31,    31,   Exercise
         Exercise     2006/  2006  Life        Price    2006/   2006    Price
         ------------ ------------ ----------- -------- -------------  ---------
         $0.21 - 0.14    7,550,000        8.08 $   0.65     3,175,000  $    0.51
         ------------ ------------ ----------- -------- -------------  ---------
         $0.21 - 0.14    7,550,000        8.33 $   0.65     3,175,000  $    0.51
         ============ ============ =========== ======== =============  =========

         WARRANTS
         --------
         A summary of the status of the Company's outstanding warrants as of December 31, 2006 (FY2007) and March 31, 2006 (FY2006) and changes during the nine months ended December 31, 2006 and the year ended March 31, 2006 is presented below:

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                      December 31, 2006 and March 31, 2006

NOTE 5 - OPTIONS AND WARRANTS (Continued)

         WARRANTS (Continued)
         --------------------
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
                                                                       ========

                             Outstanding                      Exercisable
         ---------------------------------------------- ------------------------
                      Number                            Number
                      Outstanding  Weighted             Exercisable
                      at           Average     Weighted  at            Weighted
         Range of  December/March  Remaining   Average  December/March Average
         Prices        31,    31,  Contractual Exercise    31,    31,  Exercise
         Exercise     2006/  2006  Life        Price    2006/   2006   Price
         ------------ ------------ ----------- --------   -----------  --------
         $  0.70-5.00    7,805,000        7.89 $0.70-5.00   7,805,000  $   1.22
         ------------ ------------ ----------- ---------- -----------  --------
         $  0.70-5.00    7,805,000        8.14 $0.70-5.00   7,805,000  $   1.22
         ============ ============ =========== ========== ===========  ========

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

         The accompanying balance sheets of Komodo, Inc. at December 31, 2006 and March 31, 2006, related statements of operations and cash flows for the three months and nine months ended December 31, 2006 and 2005, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months and quarter ended December 31, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2007.

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

Market Potential
----------------
Almost daily there are worldwide incidents of identity theft, email piracy and other security breaches. Companies are spending more and more time and money on temporary solutions that are proving to be useless against the wits and determination of hackers. It is becoming abundantly clear that threats to computer security and privacy are increasing in intensity and in sophistication. Once a fix is found for one virus another more destructive virus has found its way into corporate networks. The current list of problems includes `hacker' intrusions, identity theft, online fraud, `phishing' attacks, malware infections (viruses, worms and Trojan horses), spam, spyware, adware, operating-system/application vulnerabilities and more. These attacks cost consumers, companies, organizations and institutions billions of dollars annually in extra expenses, wasted production-hours, computer downtime, as well as a loss of confidence with their customers from the implications of lost/stolen files, information and assets.

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

Products and Services
---------------------
Komodo is currently selling and supporting monthly subscriptions for two internet privacy and security products: KOGO secure email messaging, and the secure and virus free SPC 1 internet laptop and computing environment. The majority of the current customer base has subscribed from recommendations by existing customers while Komodo refines product features and scalability in preparation for widespread marketing.

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


Results of Operations

Our net loss for the three months ended December 31, 2006 was $191,230, as compared to $1,101,101 for the same period in 2005. The net loss for 2006 translates into a loss of $0.01 per share compared to a loss of $0.08 per share for the same period in 2005. The decrease in the net loss is partially attributable to research and development fees incurred in the development of our technology of approximately $53,071 compared to $77,528 in 2005. As we approach what we believe to be the end of development stage we have reduced the number of software programmers we employ. Our consulting fees expense was $-0- compared to $716,409 in 2005 when we started to build public awareness of our email service. We compensated our management consultants, who are the officers of the Company, $120,000 in the third quarter of fiscal 2007 compared to $120,000 in the prior year. The balance of our operating expenses were made up primarily of depreciation expense of approximately $12,653 compared to $13,887 in the prior year.

We recorded no revenues during the quarter ended December 31, 2006. We expect our revenues to continue to grow through out the remainder of fiscal 2007 but we do not expect to become cash flow positive until late in fiscal 2008.

Our net loss for the nine months ended December 31, 2006 was $1,095,016, as compared to $1,833,149 for the same period in 2005. The net loss for 2006 translates into a loss of $0.07 per share compared to a loss of $0.13 per share for the same period in 2005. The decrease in the net loss is partially attributable to reduced consulting fees incurred in the development of public awareness of our technology of approximately $723,836 compared to $57,171 in 2005. As we approach what we believe to be the end of development stage we have reduced the number of software programmers we employ. Our research and development expense for the first nine months of 2006 was $270,923 compared to $217,079 in 2005. Our marketing and advertising expense was $180,481 compared to $406,988 in 2005 since we had limited funds for marketing our technology. We are seeking additional funding to build public awareness of our email service. We compensated our management consultants, who are the officers of the Company, $360,000 in the first three quarters of fiscal 2007 compared to $360,000 in the prior year. The balance of our general and administrative expenses were made up primarily of legal and accounting of approximately $34,231 and rent of $83,720 compared to $43,540 and $91,116, respectively.

We recorded revenues of $9,441 during the nine months ended December 31, 2006. We expect our revenues to continue to grow through out the remainder of fiscal 2007 but we do not expect to become cash flow positive until late in fiscal 2008.

Liquidity and Capital Resources

We had $209 of cash on hand at December 31, 2006 compared to $1,096 at March 31, 2006. We used $353,868 of cash for operations during the nine months ended December 31, 2006 compared to approximately $705,419 for the same period of FYE 2006. The decrease was primarily due to the deferral of management compensation by our management team of $360,000 in 2006. We raised net cash of $354,130 during the nine months ended December 31, 2006 from the collection of stock subscriptions receivable and the private placement of our common stock. We estimate that we will need approximately $1,200,000 of additional funds over the next twelve months.

We estimate that existing sources of liquidity and the funds provided by anticipated capital activity will satisfy our projected working capital requirements through fiscal 2007. Our ability to maintain sufficient liquidity through fiscal 2008 is dependent on our raising additional capital and such capital may not be available on acceptable terms, if at all. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail operations significantly or to seek funds through arrangements with strategic partners, existing investors or other parties.

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

Item 2. Changes in Securities.

The following unregistered securities have been issued since March 31st, 2006:
                                                 Valued
Date             No. of Shares      Title          At          Reason

April 6, 2006        171,000        Common        $0.35      Services
April 28, 2006        25,000        Common        $0.80      Services
June 28, 2006         13,333        Common        $0.75      Private Placement
June 28, 2006         60,000        Common        $0.50      Services
June 29, 2006         50,000        Common        $0.44      Services
June 30, 2006        313,333        Common        $0.75      Private Placement
June 30, 2006         40,000        Common        $0.50      Private Placement
June 30, 2006        150,000        Common        $0.40      Services
July 10, 2006         27,500        Common        $0.15      Services
August 21, 2006      180,000        Common        $0.15      Services
September 13, 2006   153,334        Common        $0.15      Services
November 10, 2006  9,853,954       Common         $0.06      Debt

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




                                     KOMODO, INC.


Date: February 6, 2007               / s / Gordon Muir
                                     -----------------------------
                                     President / Director
                                     Principal Accounting Officer