Form 10KSB
period 2007-03-31
KOMODO INC
filed 2007-07-16
CIK 786129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                   FORM 10-KSB


(Mark One)
 [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2007

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

               Suite 116C
       930 West 1st Street
        North Vancouver, BC   Canada                    V7P 3N4
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

The Issuer's revenue for its most recent fiscal year:  $10,724

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days.

As of June 22, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $266,722 based on approximately 11,113,428 shares held by non-affiliates at a price of $0.024.

The number of shares of common stock outstanding as of April 17, 2007 was 25,926,247.

Documents incorporated by reference: A description of "Documents Incorporated by Reference" is contained in Part III, Item 14.

                                  Komodo, Inc.
                            FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------
                                     PART I

Item 1.  Description of Business.....................................      4
Item 2.  Description of Property ....................................      8
Item 3.  Legal Proceedings...........................................      8
Item 4.  Submission of Matters to a Vote of Security Holders.........      8

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters....      8
Item 6.  Management's Discussion and Analysis or Plan of Operations..      10


Item 7.  Financial Statements                                              13
Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................      13
Item 8A. Controls and Procedures ....................................      13
Item 8B. Other Information ..........................................      13

                                    PART III

Item 9.  Directors and Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act...........      13
Item 10. Executive Compensation......................................      14
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters..................      15
Item 12. Certain Relationships and Related Transactions..............      16
Item 13. Exhibits ...................................................      17
Item 14. Principal Accounting Fees and Service.......................      17


         Signatures..................................................      19
         Certifications  ............................................      20

ITEM 1.  DESCRIPTION OF BUSINESS

Business Overview
-----------------
     Prior to March, 2007 Komodo was developing, selling and supporting personal internet privacy products. Due to the Company's inability to raise additional working capital to launch it's mass scale release in 2007 all further development and marketing of it's products including the SPC 1 secure private computing laptop were stopped and the company became a blank check company seeking to either (a) secure a financing to support a it's existing business or
(b) seek a new business direction, effect a merger, capital stock exchange, asset acquisition or similar business combination.

     We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a financing or a business acquisition. This could involve the acquisition of, or merger with, a company which desires to establish a public trading market for its shares.

Business Development
--------------------
The current activities conducted by the Company are to manage its limited assets and to seek out and secure a financing or investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

Management will seek out and investigate a financing or business opportunities through every reasonable means, including personal contacts, through referrals from professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals.

Other than seeking and investigating potential capital raising activities the Company has had no material business operations for the past four months. The Company has limited assets and conducts no material business, management anticipates that both a financing or an acquisition would require it to issue shares of its common stock. This would result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

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

From 2001 to March, 2007, Komodo was a development stage software company in the soft launch process of refining a secure email messaging and operating environment that would eliminate viruses, spam, and other potential online threats.

EMPLOYEES/CONSULTANTS

We currently retain, through contracts with corporations, the services of two directors. The company has no employees at this time.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Our executive offices are located in North Vancouver, B.C., Canada in an 8,200 square foot facility. There is currently no monthly rent payable. We do not own any real estate.

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

PRICE RANGE

YEAR ENDED MARCH 31, 2007:

                    1st Quarter ......................  $ 0.44   $ 0.80
                    2nd Quarter ......................    0.10     0.24
                    3rd Quarter ......................    0.10     0.06
                    4th Quarter ......................    0.06     0.03

YEAR ENDED MARCH 31, 2006:                               LOW     HIGH

                    1st Quarter ......................  $ 0.90   $ 0.96
                    2nd Quarter ......................    0.90     0.93
                    3rd Quarter ......................    0.73     1.04
                    4th Quarter ......................    0.71     1.04

                                                          ---------------

As of March 31, 2007 there were 778 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

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

Recent Sales of "Unregistered" Securities
-----------------------------------------
The following unregistered securities have been issued since April 1st, 2006 and are previously disclosed in our quarterly reports on Form 10-QSB's unless otherwise noted:

                                             Valued
Date              No. of Shares   Title        At       Reason
-----             -------------   ------     ------    --------
April 6,2006        171,000       Common     $0.35     Services
April 28,2006        25,000       Common     $0.80     Services
June 28, 2006        13,333       Common     $0.75     Private Placement
June 28, 2006        60,000       Common     $0.50     Services
June 29, 2006        50,000       Common     $0.44     Services
June 30, 2006       313,333       Common     $0.75     Private Placement
June 30, 2006        40,000       common     $0.50     Private Placement
June 30, 2006       150,000       Common     $0.40     Services
July 10, 2006        27,500       Common     $0.15     Services
August 21, 2006     180,000       Common     $0.15     Services
September 13, 2006  153,334       Common     $0.15     Services
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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS and PLAN OF OPERATION

Results of Operations

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006

     Revenues. We realized our first revenues of $10,724 during the fiscal year ended March 31, 2007. If we are successful in securing an additional financing and continue with the beta testing of our products and services we expect to record significant additional revenues in the fiscal year ended March 31, 2008.

     General and administrative expenses. General and administrative expense decreased to $896,772 for the year ended March 31, 2007 from $1,637,984 for the year ended March 31, 2006. The decrease was primarily due to a reduction in marketing expense and consulting fees which were paid in shares of the Company's common stock as well as in common stock purchase options and warrants. The value of these shares, warrants and options was $881,492 in 2007 compared to $106,500 in 2006. We also incurred approximately $231,761 in research and development costs in the year ended March 31, 2007 compared to $300,379 in the prior year. We incurred these research and development costs as we worked to prepare our product and service for beta testing. Management fees-related parties stayed constant at $480,000 and were paid to our executive officers under the terms of the management agreements with their management companies.

     Losses from Continuing Operations. Losses from continuing operations totaled $1,648,511 for the year ended March 31, 2007 as compared to losses of $2,465,052, for the year ended March 31, 2006.

     Losses from Discontinued Operations.In 1999 our Board of Directors voted to discontinue the mining operations due to a lack of funding and low precious metal prices. Losses from discontinued operations totaled $10,704,054. During the year ended March 31, 2006, the statute of limitations expired for $205,676 of debts incurred in connection with our discontinued operations. We recorded a gain on discharge of debt as a result of the statute of limitations expiration. For the year ended March 31, 2007 we had no gains or losses from discontinued mining operations.

Liquidity and Capital Resources

     During the year ended March 31, 2007 we used cash of $245,434 for our operations compared to $1,192,269 in the prior year. The decrease was due to our decision to begin the development of our new products and services. In 2006 shareholders of the Company deferred payment of $179,537 of compensation.

     We also used $3,975 and $45,744 of our cash to purchase computer equipment to be used in developing and operating our new products and services, in 2007 and 2006 respectively.

     We raised the cash for these purposes by selling shares of our common stock in private placements. In 2007, we raised $265,000 through these private placements and we paid $16,000 in commissions to the individuals who raised the funds for us compared to $569,000 raised in 2006 for which $23,000 in fees were paid.

Plan of Operations

     Going Concern Issue. Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependent upon our ability to successfully attain profitable operations or to locate financing for our continued maintenance and operations. We currently do not have an established source of funds sufficient to cover our operating costs and accordingly there is substantial doubt about our ability to continue as a going concern. We are in the process of developing new products and services which we believe will be profitable and allow us to continue as a going concern. The development of these products is expected to require approximately $4,000,000 after which we expect to need approximately $5,000,000 for infrastructure creation and market introduction. We have raised approximately $2,250,000 of these funds through March 31, 2007. We are in the process of seeking the additional capital needed to meet these needs. There is no assurance that such funds will be available to us or that if they are available will be under terms which we can accept.

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

Recent Accounting Pronouncements

During the year ended March 31, 2007, the Company adopted the following accounting pronouncements:

September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended March 31, 2007 and 2006 have been examined to the extent indicated in their report by Chisholm, Bierwolf & Nilson, LLC, independent certified public accountants, and has been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein under Item 14.

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

GORDON MUIR is a founding Director and has served as Chief Executive Officer since January, 2002. Mr. Muir has over twenty years experience in upper level management in a variety of industries particularly in technology development and software design and implementation fields. He currently is the Chief Technology Officer of AlphaTrade.com

PENNY PERFECT has served as a Director since June 27, 2003 and was appointed as President on May 1, 2005. Ms. Perfect has an established career in the financial industry. She is currently the CEO, President and Chairman of the Board of AlphaTrade.com.

Compliance with Section 16 of the Exchange Act.

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended March 31, 2007, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2005, 2006 and 2007 by the Chief Executive Officer and President. Titles shown on the table are titles held at March 31, 2007. The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We have no long term compensation benefits other than stock options.
                           SUMMARY COMPENSATION TABLE
                         Annual Compensation             Long Term and Other
                         -------------------                   Compensation
                                                         -----------------------
                                                       Number of
                                          Other Annual Securities   All Other
Name and            Fiscal                Compensation Underlying Compensation
Principal Positions Year   Salary(1)Bonus      (3)      Options       (2)
------------------- ------ -------- ----- ------------ ---------- ------------
Gordon J. Muir      2007   $240,000 -----      -----    -------      -----
Chief Executive     2006   $240,000 -----      -----    500,000      -----
Officer             2005   $240,000 -----      -----    -------      -----

Penny Perfect       2007   $240,000 -----      -----    -------      -----
President           2006   $240,000 -----      -----    500,000      -----
                    2005   $97,500  -----      -----    -------      -----

  1) Salaries for 2007 and 2006 were accrued and paid in shares of the Company's common stock.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the stock ownership as of March 31, 2007, of: (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock; and (ii) directly or indirectly by each director, by each person who was an executive officer during the fiscal year ending March 31, 2007 and by directors and executive officers as a group:
                                     Shares
                                     Beneficially
Name of Beneficial Owner             Owned(1)(2)       Percent (2)
------------------------             -----------       -------
Gordon Muir                          11,722,051(3)      39%
Suite 116C
930 West 1st Street
North Vancouver, B.C.

Penny Perfect                        11,840,768(4)      39%
Suite 116C
930 West 1st Street
North Vancouver, B.C.

Ms. Perfect and Mr. Muir are spouses. Accordingly, each spouse's holdings may also be deemed to be beneficially owned by the other.

All executive officers and directors
as a group (two persons)(5)          23,562,819        78%

Class A Preferred

All executive officers and directors
as a group                            1,750,000        88%

(1) The above noted disclosure should not be construed as an admission that each executive officer or director is the beneficial owner of these shares of common stock and is calculated separately for each person on the basis of the actual number of outstanding shares beneficially owed as of March 31, 2007 and assumes the conversion of preferred shares held by such person (but not by anyone else).
(2) The percentages shown are calculated based upon 25,926,247 shares of common stock outstanding on March 31, 2007 plus that number of preferred shares that may be converted by a particular person or persons, but not anyone else.
(3) Includes direct and indirect ownership and includes 4,375,000 shares to be issued upon the conversion of preferred shares.
(4) Includes direct and indirect ownership and includes 4,375,000 shares to issued upon the conversion of preferred shares.
(5) Includes 8,750,000 shares to be issued upon the conversion of preferred shares.

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

             None

Item 14. Principal Accountant Fees and Services

      The following is a summary of the fees billed to us by Chisholm, Bierwolf & Nilson, LLC, independent certified public accountants, for professional services rendered for the fiscal years ended March 31,2006 and March 31, 2007:

             Fee Category          Fiscal 2007 Fees   Fiscal 2006 Fees
      -------------------------    ----------------   ----------------
      Audit Fees ..............    $13,250.00         $9,940.25
      Audit-Related Fees ......         --                 --
      Tax Fees ................         --                 --
      All Other Fees ..........         --                 --
                                   ----------         ----------
      Total Fees ..............    $13,250.00          $9,940.25

     Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Chisholm, Bierwolf & Nilson, LLC, independent certified public accountants, in connection with statutory and regulatory filings or engagements.

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

                                  KOMODO, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 March 31, 2007

                                 C O N T E N T S



Report of Independent Registered Public Accounting Firm...................3

Balance Sheet.............................................................4

Statements of Operations..................................................5

Statements of Stockholders' Equity .......................................6

Statements of Cash Flows.................................................24

Notes to the Financial Statements........................................26

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Komodo, Inc.

We have audited the accompanying balance sheet of Komodo, Inc. (a development stage company), as of March 31, 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 2007 and 2006 and the amounts included in the cumulative column in the statements of operations, stockholders' deficit equity and cash flows for the period from April 1, 2005 through March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Komodo, Inc. (a development stage company) as of March 31, 2007 and the results of operations and cash flows for the years ended March 31, 2007 and 2006 and the amounts included in the cumulative column in the statements of operations, stockholders' deficit and cash flows for the period from April 1, 2005 through March 31, 2007 in conformity with United States generally accepted accounting principles.

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



CHISHOLM, BIERWOLF & NILSON LLC
Bountiful, Utah
June 18, 2007

                                  KOMODO, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS
                                     ------
                                                                  March 31,
                                                                    2007
                                                                 --------------
CURRENT ASSETS

 Cash                                                            $         687

   Total Current Assets                                                    687
                                                                 -------------
FIXED ASSETS, NET                                                      136,943
                                                                 -------------
   TOTAL ASSETS                                                  $     137,630
                                                                 =============
                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------
CURRENT LIABILITIES

 Accounts payable and accrued liabilities                        $     245,065
                                                                 -------------
   Total Current Liabilities                                           245,065
                                                                 -------------
     Total Liabilities                                                 245,065
                                                                 -------------
STOCKHOLDERS' DEFICIT

 Preferred stock: 10,000,000 shares authorized
  of $0.001 par value, 2,000,000 shares issued
  and outstanding                                                        2,000
 Common stock: 100,000,000 shares authorized of
  $0.001 par value, 25,926,247 shares issued and
  outstanding                                                           25,926
 Additional paid-in capital                                         17,982,182
 Deficit accumulated during development stage                      (18,117,543)
                                                                 -------------
   Total Stockholders' Deficit                                        (107,435)
                                                                 -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $     137,630
                                                                 =============












   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                                                  From
                                                              Inception on
                                                              November 10,
                                     For the Years Ended      1995 through
                                          March 31,             March 31,
                                 ---------------------------  -------------
                                      2007         2006            2007
                                 ------------- -------------  -------------
REVENUES                         $     10,724  $          -   $     10,724
                                 ------------  ------------   ------------
EXPENSES

 Impairment of asset                        -             -             50
 Research and development             231,761       300,379        647,390
 Depreciation and amortization         50,702        46,689        290,323
 Management fees-related parties      480,000       480,000      1,297,500
 General and administrative           896,772     1,637,984      5,183,486
                                 ------------  ------------   ------------
   Total Expenses                   1,659,235     2,465,052      7,418,749
                                 ------------  ------------   ------------
LOSS FROM OPERATIONS               (1,648,511)   (2,465,052)    (7,408,025)
                                 ------------  ------------   ------------
OTHER (EXPENSE)

 Interest expense                           -             -         (5,464)
                                 ------------  ------------   ------------
   Total Other (Expense)                    -             -         (5,464)
                                 ------------  ------------   ------------
LOSS BEFORE DISCONTINUED
 OPERATIONS                        (1,648,511)   (2,465,052)    (7,413,489)

GAIN (LOSS) FROM DISCONTINUED
 OPERATIONS                                 -       205,676    (10,704,054)
                                 ------------  ------------   ------------
NET LOSS                         $ (1,648,511) $ (2,259,376)  $(18,117,543)
                                 ============  ============   ============
BASIC LOSS PER SHARE OF
 COMMON STOCK                    $      (0.08) $      (0.16)
                                 ============  ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING         21,145,495    14,355,741
                                 ============  ============











   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Deficit

                                                                                                         Deficit
                                                                                                      Accumulated
             Preferred Stock     Common Stock      Additional                  Stock                      Other
             ----------------- ------------------   Paid-In    Subscription   Deferred   Comprehensive Development
              Shares   Amount   Shares    Amount    Capital     Receivable  Compensation Income(Loss)    Stage
             --------- ------- ---------- ------- ------------ ------------ ------------ ------------- -----------
Balance at
November 10,1995
(Inception)          - $     -          - $     - $          - $          - $          - $           - $         -

Common stock
issued for cash
at approximately
$0.00 per share      -       -          -       -            -            -            -             -           -

Currency
translation
adjustment           -       -          -       -            -            -            -        (1,230)          -

Net loss for the
year ended
March 31, 1996       -       -          -       -            -            -            -             -    (157,549)
             --------- ------- ---------- ------- ------------ ------------ ------------ ------------- -----------
Balance,
March 31,
1996                 -       -          -       -            -            -            -        (1,230)   (157,549)

Common stock
issued for cash
at approximately
$28.32 per share     -       -     38,467      39    1,089,448            -            -             -           -

Common stock
issued for
services at
approximately
$57.08 per share     -       -      1,534       2       87,554            -            -             -           -

Currency
translation
adjustment           -       -          -       -            -            -            -         8,542           -

Net loss for
the year ended
March 31, 1997       -       -          -       -            -            -            -             -  (1,388,389)
             --------- ------- ---------- ------- ------------ ------------ ------------ ------------- -----------
Balance,
March 31, 1997       - $     -     40,001 $    41 $  1,177,002 $          - $          - $       7,312 $(1,545,938)
             --------- ------- ---------- ------- ------------ ------------ ------------ ------------- -----------

   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Deficit (Continued)

                                                                                                           Deficit
                                                                                                         Accumulated
             Preferred Stock      Common Stock      Additional                  Stock                      Other
             ------------------ ------------------   Paid-In    Subscription   Deferred   Comprehensive  Development
              Shares   Amount   Shares     Amount    Capital     Receivable  Compensation Income(Loss)     Stage
             --------- -------- ---------- ------- ------------ ------------ ------------ ------------- -------------
Balance,March
31, 1997             - $      -     40,001 $    41 $  1,177,002 $         -  $         -  $      7,312  $ (1,545,938)

Recapitalization
(Note 1)             -        -    164,120     164      393,898           -            -             -             -

Common stock issued
for cash at
approximately
$34.65 per share     -        -     81,435      82    2,822,045    (100,000)           -             -             -

Common stock
issued for services
at approximately
$26.28 per share     -        -     44,887      45    1,179,581    (154,281)           -             -              -

Issuance of
warrants             -        -          -       -       17,220           -            -             -              -

Common stock
issued for debt
at approximately
$19.51 per share     -        -     51,040      51      995,668           -            -             -              -

Common stock issued
for mineral properties
at $74.99 per share  -        -      7,334       7      549,993           -            -             -              -

Preferred stock
issued for services
at $0.18 per
share        2,000,000  200,000          -       -      160,000           -            -             -              -

Currency translation
adjustment           -        -          -       -            -           -            -       260,719              -

Net loss for
the year ended
March 31, 1998       -        -          -       -            -           -            -             -     (3,332,577)
             --------- -------- ---------- ------- ------------ -----------  -----------  ------------  -------------
Balance, March
31, 1998     2,000,000 $200,000    388,817 $   390 $  7,295,407 $  (254,281) $         -  $    268,031  $  (4,878,515)
             --------- -------- ---------- ------- ------------ -----------  -----------  ------------  -------------

   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Deficit (Continued)

                                                                                                           Deficit
                                                                                                         Accumulated
             Preferred Stock      Common Stock      Additional                  Stock                      Other
             ------------------ ------------------   Paid-In    Subscription   Deferred   Comprehensive  Development
              Shares   Amount    Shares    Amount    Capital     Receivable  Compensation Income(Loss)     Stage
             --------- -------- ---------- ------- ------------ ------------ ------------ ------------- -------------
Balance,
March 31,
1998         2,000,000 $200,000   388,817  $   390 $  7,295,407 $  (254,281) $          - $     268,031 $ (4,878,515)

Common stock
issued for
cash at
approximately
$10.72 per
share                -        -   114,178      114    1,224,166           -             -             -            -

Common stock
issued for
services at
approximately
$10.97 per
share                -        -   136,363      137    1,495,085           -             -             -            -

Receipt of
subscription
receivable           -        -         -        -            -     254,281             -             -            -

Common stock
issued for
debt at
approximately
$15.00 per
share                -        -     1,600        2       23,998           -             -             -            -

Currency
translation
adjustment           -        -         -        -            -           -             -      (268,031)           -

Net loss
for the
year ended
March 31,
1999                 -        -         -        -            -           -             -             -   (6,031,215)
             --------- -------- ---------  ------- ------------ -----------  ------------ ------------- ------------
Balance,
March 31,
1999         2,000,000 $200,000   640,958  $   643 $ 10,038,656 $         -  $          - $           _ $(10,909,730)
             --------- -------- ---------  ------- ------------ -----------  ------------ ------------- ------------

   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Deficit (Continued)

                                                                                                           Deficit
                                                                                                         Accumulated
             Preferred Stock      Common Stock      Additional                  Stock                      Other
             ------------------ ------------------   Paid-In    Subscription   Deferred   Comprehensive  Development
              Shares   Amount    Shares     Amount    Capital     Receivable  Compensation Income(Loss)     Stage
             --------- -------- ---------- ------- ------------ ------------ ------------ ------------- -------------
Balance,
March 31,
1999         2,000,000 $200,000    640,958 $   643  $10,038,656 $          - $          -  $          - $(10,909,730)

Common stock
issued for
debt at $5.31
per share            -        -     98,160      98      520,848            -            -             -            -

Common stock
issued for
cash at $3.75
per share            -        -     13,334      13       49,987            -            -             -            -

Common stock
issued for
services at
approximately
$3.48 per share      -        -    158,972     159      553,732            -            -             -            -

Common stock
issued for
license at
$3.75 per
share                -        -     33,334      33      124,967            -            -             -            -

Cancellation
of common stock      -        -       (334)     (1)      (3,749)           -            -             -            -

Change in
par value of
preferred stock      - (198,000)         -       -      198,000            -            -             -            -

Net loss for
the year ended
March 31, 2000       -        -          -       -            -            -            -             -     (796,123)
             --------- -------- ---------- ------- ------------ ------------ ------------  ------------ ------------







   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Deficit (Continued)

                                                                                                           Deficit
                                                                                                         Accumulated
             Preferred Stock      Common Stock      Additional                  Stock                      Other
             ------------------ ------------------   Paid-In    Subscription   Deferred   Comprehensive  Development
              Shares   Amount    Shares     Amount    Capital     Receivable  Compensation Income(Loss)     Stage
             --------- -------- ---------- ------- ------------ ------------ ------------ ------------- -------------

Balance,
March 31,
2000         2,000,000    2,000    944,424     945   11,482,441            -            -             -  (11,705,853)

Stock issued
for services
at $0.60 per
share                -        -     13,334      13        7,987            -            -             -            -

Stock issued
for cash at
$0.04 per
share                -        -    649,233     649       23,697      (24,346)           -             -            -

Additional expense
through extension
and revaluation
of warrants          -        -          -       -       51,761            -            -             -            -

Net loss for
the year ended
March 31,2001        -        -          -       -            -            -            -             -      (75,091)
             --------- -------- ---------- ------- ------------ ------------ ------------  ------------ ------------
Balance,
March 31,
2001         2,000,000 $  2,000  1,606,991 $ 1,607 $ 11,565,886 $    (24,346)$          -  $          - $(11,780,944)
             --------- -------- ---------- ------- ------------ ------------ ------------  ------------ ------------
















   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Deficit (Continued)

                                                                                                           Deficit
                                                                                                         Accumulated
             Preferred Stock      Common Stock      Additional                  Stock                      Other
             ------------------ ------------------   Paid-In    Subscription   Deferred   Comprehensive  Development
              Shares   Amount    Shares     Amount    Capital     Receivable  Compensation Income(Loss)     Stage
             --------- -------- ---------- ------- ------------ ------------ ------------ ------------- -------------
Balance,
March 31,
2001         2,000,000 $  2,000  1,606,991 $ 1,607 $ 11,565,886 $   (24,346)  $         - $           - $(11,780,944)

August 15,
2001 to
January 23,
2002, stock
issued for
cash at
$0.04 to
$0.25 per
share                -        -  1,206,668   1,207      236,543    (237,750)            -             -            -

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

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Deficit (Continued)

                                                                                                           Deficit
                                                                                                         Accumulated
             Preferred Stock      Common Stock      Additional                  Stock                      Other
             ------------------ ------------------   Paid-In    Subscription   Deferred   Comprehensive  Development
              Shares   Amount    Shares     Amount    Capital     Receivable  Compensation Income(Loss)     Stage
             --------- -------- ---------- ------- ------------ ------------ ------------ ------------- -------------
August
15, 2001 to
October 15,
2001, stock
issued for
services at
$0.02 to $0.25
per share            -        -  2,271,671   2,272      150,978           -             -             -            -

October
15, 2001,
stock issued
for deferred
compensation
at $0.25 per
share                -        -  1,359,000   1,359      338,391           -      (339,750)            -            -

April 1, 2001 to
May 31, 2002,
services
rendered for
deferred
compensation         -        -          -       -            -           -       110,000             -            -

September
27, 2001,
stock issued
for payment
of accounts
payable              -        -    469,333     469        8,331           -             -             -            -

October
28, 2001,
stock issued
for purchase
of technology        -        -    200,000     200         (150)          -             -             -            -
             --------- -------- ---------- ------- ------------ -----------   ----------- ------------- ------------
Balance
forward      2,000,000 $  2,000  7,113,663 $ 7,114 $ 12,299,979 $  (246,761)  $  (229,750)$           _ $(11,780,944)
             --------- -------- ---------- ------- ------------ -----------   ----------- ------------- ------------




   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Deficit (Continued)

                                                                                                           Deficit
                                                                                                         Accumulated
             Preferred Stock      Common Stock      Additional                  Stock                      Other
             ------------------ ------------------   Paid-In    Subscription   Deferred   Comprehensive  Development
              Shares   Amount     Shares   Amount    Capital     Receivable  Compensation Income(Loss)     Stage
             --------- -------- ---------- ------- ------------ ------------ ------------ ------------- -------------
Balance
forward      2,000,000 $  2,000  7,113,663 $ 7,114 $ 12,299,979 $  (246,761) $  (229,750) $           - $(11,780,944)

October
15, 2001,
additional
expense
through
issuance of
warrants             -        -          -       -      428,600           -            -              -            -

Fractional
shares issued        -        -      7,937       8           (8)          -            -              -            -

Net loss
for the year
ended
March
31, 2002             -        -          -       -            -           -            -                    (720,206)
             --------- -------- ---------- ------- ------------ -----------  ----------   ------------- ------------
Balance,
March 31,
2002         2,000,000    2,000  7,121,600   7,122   12,728,571    (246,761)   (229,750)              -  (12,501,150)

May 13, 2002,
stock issued
for services
at $0.60 per
share                -        -     20,000      20       11,980           -           -               -            -

September 27,
2002, stock
issued for
services at
$0.21 per
share                -        -    400,000     400       83,600           -           -               -            -








   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Deficit (Continued)

                                                                                                           Deficit
                                                                                                         Accumulated
             Preferred Stock      Common Stock      Additional                  Stock                      Other
             ------------------ ------------------   Paid-In    Subscription   Deferred   Comprehensive  Development
              Shares   Amount     Shares   Amount    Capital     Receivable  Compensation Income(Loss)     Stage
             --------- -------- ---------- ------- ------------ ------------ ------------ ------------- -------------

April 1, 2002
to December 31,
2002, services
rendered for
deferred
compensation         -        -          -       -            -           -     229,750               -            -

Fractional
share
correction           -        -    (3,140)      (3)           3           -           -               -            -

Reduction
in stock
subscription
receivable
for services
performed by
related parties      -        -          -       -            -      10,250           -               -            -

Net loss for
the year ended
March 31, 2003       -        -          -       -            -           -           -               -     (362,640)
             --------- -------- ---------- ------- ------------ -----------  ----------   ------------- ------------
Balance,
March 31,
2003         2,000,000    2,000  7,538,460   7,539   12,824,154    (236,511)          -               -  (12,863,790)

September
30, 2003,
additional
expense
through
issuance of
options              -        -          -       -       15,750           -           -               -            -
             --------- -------- ---------- ------- ------------ -----------  ----------   ------------- ------------
Balance
Forward      2,000,000 $  2,000  7,538,460 $ 7,539 $ 12,839,904 $   (236,511)$        -   $           - $(11,780,944)
             --------- -------- ---------- ------- ------------ ------------ ----------   ------------- ------------





   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Deficit (Continued)

                                                                                                           Deficit
                                                                                                         Accumulated
             Preferred Stock      Common Stock      Additional                  Stock                      Other
             ------------------ ------------------   Paid-In     Subscription   Deferred   Comprehensive  Development
              Shares   Amount    Shares     Amount    Capital     Receivable  Compensation Income(Loss)     Stage
             --------- -------- ---------- ------- ------------ ------------ ------------ ------------- -------------
Balance
Forward      2,000,000 $  2,000  7,538,460 $ 7,539 $ 12,839,904 $  (236,511) $          - $           - $(12,863,790)

October
15, 2003,
issuance of
common stock
for stock
subscription
receivable at
$0.01 per
share                -        -  1,500,000   1,500      148,500    (150,000)            -             -            -

November 14,
2003,common
stock issued
for cash at
$0.50 per
share                -        -    450,000     450      224,550           -             -             -            -

November 28,
2003, common
stock issued
for cash at
$0.75 per share      -        -    373,333     373      279,626           -             -             -            -

Debt forgiven
by a
shareholder          -        -          -       -       90,705           -             -             -            -

Services
rendered
as payment
on stock
subscription
receivable           -        -          -       -            -      49,011             -             -            -

Write off
of stock
subscription
receivable           -        -          -       -            -     187,500             -             -            -




   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Deficit (Continued)

                                                                                                           Deficit
                                                                                                         Accumulated
             Preferred Stock      Common Stock      Additional                  Stock                      Other
             ------------------ ------------------   Paid-In     Subscription   Deferred   Comprehensive  Development
              Shares   Amount    Shares     Amount    Capital     Receivable  Compensation Income(Loss)     Stage
             --------- -------- ---------- ------- ------------ ------------ ------------ ------------- -------------
Stock
offering
costs                -        -          -       -      (55,500)          -             -             -            -

Net loss
for the year
ended
March 31,
2004                 -        -          -       -            -           -             -             -     (533,608)
             --------- -------- ---------- ------- ------------ -----------  ------------ ------------- ------------
Balance,
March 31,
2004         2,000,000    2,000  9,861,793   9,862   13,527,785    (150,000)            -             -  (13,397,398)

June 22,
2004, common
stock
issued for
cash at
$1.00 per
share                -        -    147,000     147      146,853           -             -             -            -

June 22,
2004, common
stock issued
for cash
at $1.50 per
share                -        -     35,000      35       52,465           -             -             -            -
             --------- -------- ---------- ------- ------------ -----------  ------------ ------------- ------------
Balance
Forward      2,000,000 $  2,000 10,043,793 $10,044 $ 13,727,103 $  (150,000) $          -  $         -  $(11,780,944)
             --------- -------- ---------- ------- ------------ -----------  ------------  -----------  ------------












   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Deficit (Continued)

                                                                                                           Deficit
                                                                                                         Accumulated
             Preferred Stock      Common Stock      Additional                  Stock                      Other
             ------------------ ------------------   Paid-In    Subscription   Deferred   Comprehensive  Development
              Shares   Amount     Shares   Amount    Capital     Receivable  Compensation Income(Loss)     Stage
             --------- -------- ---------- ------- ------------ ------------ ------------ ------------- -------------
Balance
Forward      2,000,000 $  2,000 10,043,793 $10,044 $ 13,727,103 $  (150,000) $          - $           - $(13,397,398)

August 4,
2004, common
stock issued
for stock
subscription
receivable at
$0.35 per share      -        -    500,000     500      174,500    (175,000)            -             -            -

September 3,
2004, common
stock issued
for stock
subscription
receivable at
$0.78 per share      -        -    500,000     500      389,500    (390,000)            -             -            -

October 10,
2004, common
stock issued
for charitable
donation  at
$1.10 per share      -        -      5,000       5        5,495           -             -             -            -

November 17,
2004, common
stock issued
for cash at
$0.90 per share      -        -    375,000     375      337,125           -             -             -            -

December 8,
2004, common
stock issued
for cash at
$1.00 per share      -        -     50,000      50       49,950           -             -             -            -







   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Deficit (Continued)

                                                                                                           Deficit
                                                                                                         Accumulated
             Preferred Stock      Common Stock      Additional                  Stock                      Other
             ------------------ ------------------   Paid-In    Subscription   Deferred   Comprehensive  Development
              Shares   Amount     Shares   Amount    Capital     Receivable  Compensation Income(Loss)     Stage
             --------- -------- ---------- ------- ------------ ------------ ------------ ------------- -------------
January 10,
2005, common
stock issued
for services
at $0.83 per
share                -        -  1,700,000   1,700    1,409,300           -             -             -            -

January and
February, 2005,
common stock
issued for cash
at $0.90 per
share                -        -    750,000     750      674,250           -             -             -            -

Cash
received
on stock
subscription
receivable           -        -          -       -           -      150,000             -             -            -

February 28,
2005, common
stock issued
for cash at
$1.00 per
share                -        -    170,000     170      169,830           -             -             -            -

Stock offering
ccosts                -        -          -       -   (1,574,750)         -             -             -            -
Net loss for
the year ended
March 31, 2005       -        -          -       -            -           -             -             -     (812,258)
             --------- -------- ---------- ------- ------------ -----------  ------------ ------------- ------------
Balance, March
31, 2005     2,000,000 $  2,000 14,093,793 $14,094 $ 15,362,303 $  (565,000) $          - $           - $(14,209,656)
             --------- -------- ---------- ------- ------------ -----------  ------------ ------------- ------------








   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Deficit (Continued)

                                                                                                           Deficit
                                                                                                         Accumulated
             Preferred Stock      Common Stock      Additional                  Stock                      Other
             ------------------ ------------------   Paid-In    Subscription   Deferred   Comprehensive  Development
              Shares   Amount     Shares    Amount    Capital     Receivable Compensation Income(Loss)     Stage
             --------- -------- ---------- ------- ------------ ------------ ------------ ------------- -------------
Balance
Forward      2,000,000 $  2,000 14,093,793 $14,094 $ 15,362,303 $  (565,000) $          - $           - $(14,209,656)

September 28,
2005, common
stock issued
for cash  at
$0.88 per
share                -        -    300,000     300      263,700           -           -               -            -

November 1,
2005, common
stock issued
for cash  at
$1.00 per
share                -        -     25,000      25       24,975           -           -               -            -

December 31,
2005, common
stock issued
for cash and
stock
subscription
receivable
at $1.00 per
share                -        -    320,000     320      319,680     (40,000)          -               -            -

February 7,
2006, common
stock issued
for services
at $0.71 per
share                -        -    150,000     150      106,350           -           -               -            -











   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Deficit (Continued)

                                                                                                           Deficit
                                                                                                         Accumulated
             Preferred Stock      Common Stock      Additional                  Stock                      Other
             ------------------ ------------------   Paid-In    Subscription   Deferred   Comprehensive  Development
              Shares   Amount     Shares    Amount    Capital     Receivable Compensation Income(Loss)     Stage
             --------- -------- ---------- ------- ------------ ------------ ------------ ------------- -------------
Issuance of
stock options
and warrants
for services         -        -          -       -      808,719           -           -               -            -

Cash received
on stock
subscription
receivable           -        -          -       -            -     109,500           -               -            -

Stock offering
costs                -        -          -       -      (23,000)          -           -               -            -

Net loss
for the
year ended
March 31,
2006                 -        -          -       -            -           -           -               -   (2,259,376)
             --------- -------- ---------- ------- ------------ -----------  ----------   ------------- ------------
Balance,
March 31,
2006         2,000,000 $  2,000 14,888,793 $14,889 $ 16,862,727 $   495,500) $        -   $           - $(16,469,032)
             --------- -------- ---------- ------- ------------ -----------  ----------   ------------- ------------





















   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.

                          (A Development Stage Company)
                 Statements of Stockholders' Deficit (Continued)

                                                                                                           Deficit
                                                                                                         Accumulated
             Preferred Stock      Common Stock      Additional                  Stock                      Other
             ------------------ ------------------   Paid-In    Subscription   Deferred   Comprehensive  Development
              Shares   Amount     Shares   Amount    Capital     Receivable  Compensation Income(Loss)     Stage
             --------- -------- ---------- ------- ------------ ------------ ------------ ------------- -------------
Balance
Forward      2,000,000 $  2,000 14,888,793 $14,889 $ 16,862,727 $  (495,500) $          - $           - $(16,469,032)

April 8, 2006,
common stock
issued for
services at
$0.58 per share      -        -    171,000     171       99,009           -             -             -            -

April 28,
2006, common
stock issued
for cash at
$0.80 per share      -        -     25,000      25       19,975           -             -             -            -

June 28, 2006,
common stock issued
for cash at $0.75
per share            -        -     13,333      13        9,987           -             -             -            -

June 28, 2006,
common stock issued
for services at
$0.50 per share      -        -     60,000      60       29,940           -             -             -            -


June 29, 2006,
common stock issued
for services at
$0.44 per share      -        -     50,000      50       21,950           -             -             -            -

June 30, 2006,
common stock issued
for cash at $0.75
per share            -        -    313,333     313      234,687           -             -             -            -










   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Deficit (Continued)

                                                                                                           Deficit
                                                                                                         Accumulated
             Preferred Stock      Common Stock      Additional                  Stock                      Other
             ------------------ ------------------   Paid-In    Subscription   Deferred   Comprehensive  Development
              Shares   Amount     Shares   Amount    Capital     Receivable  Compensation Income(Loss)     Stage
             --------- -------- ---------- ------- ------------ ------------ ------------ ------------- -------------
June 30, 2006,
common stock
issued for cash
at $0.50 per
share                -        -     40,000      40       19,960           -             -             -            -

June 30, 2006,
common stock
issued  for
services at
$0.40 per
share                -        -    150,000     150       59,850           -             -             -            -

July 10, 2006,
common stock
issued for
services at
$0.33 per
share                -        -     27,500     28         9,047           -             -             -            -

August 21,2006,
common stock
issued for
services
at $0.15 per
share                -        -    180,000     180       26,820           -             -             -            -

September 13,
2006, common
stock issued
for services
at $0.15 per
share                -        -    153,334     153       22,847           -             -             -            -

November 10,
2006, common
stock issued
for accounts
payable at $0.06

per share            -        -  9,853,954   9,854      581,383           -             -             -            -




   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Deficit (Continued)

                                                                                                           Deficit
                                                                                                         Accumulated
             Preferred Stock      Common Stock      Additional                  Stock                      Other
             ------------------ ------------------   Paid-In    Subscription   Deferred   Comprehensive  Development
              Shares   Amount     Shares   Amount    Capital     Receivable  Compensation Income(Loss)     Stage
             --------- -------- ---------- ------- ------------ ------------ ------------ ------------- -------------
Collection of
stock
subscription
receivable-          -        -          -       -            -     495,500             -             -            -

Stock offering
costs                -        -          -       -      (16,000)          -             -             -            -

Net loss for
the year ended
March 31, 2007       -        -          -       -            -           -             -             -   (1,648,511)
             --------- -------- ---------- ------- ------------ -----------  ------------ ------------- ------------
Balance,
March 31,
2007         2,000,000 $  2,000 25,926,247 $25,926 $ 17,982,182 $         -  $          - $           - $(18,117,543)
             ========= ======== ========== ======= ============ ===========  ============ ============= ============




























   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                               From
                                                                            Inception on
                                                  For the Years Ended       November 10,
                                                         March 31,          1995 through
                                               ---------------------------    March 31,
                                                    2007          2006          2007
                                               ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                      $ (1,648,511) $ (2,259,376) $(18,117,543)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Depreciation and amortization expense             50,702        46,689       313,806
   Stock issued for services and donations          270,255       106,500     4,157,778
   Stock issued for payment of accounts payable     591,237             -       600,037
   Bad debt expense                                       -             -       224,941
   Write-off mineral property                             -             -     3,914,434

   Collection stock subscription receivable               -             -           250
   Services rendered for deferred compensation            -             -       339,750
   Services performed to reduce
    stock subscription  receivable                  495,500             -       742,261
   Warrants and options issued for services               -       808,719     1,322,050
   Currency translation adjustment                        -             -      (168,626)
   Impairment of asset                                    -             -            50
   Forgiveness of debt by shareholder                     -             -        90,705
 Changes in operating assets and liabilities:
   (Increase) in accounts receivable
    and accounts receivable-related parties               -        51,559      (213,312)
   (Increase) decrease in deposits and
     prepaid expenses                                 9,160        60,840       (85,365)
   Increase (decrease) in accounts payable
     and accounts payable -related parties          (33,777)      186,491       354,610
   Increase in accounts payable and accrued
     liabilities                                          -        11,985        12,745
   Increase (decrease) in reserve for
     discontinued operations                              -      (205,676)       64,042
                                               ------------  ------------  ------------
     Net Cash Used by Operating Activities         (265,434)   (1,192,269)   (6,447,387)
                                               ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                            (3,975)      (45,744)     (405,742)
 Purchase of mineral property and deferred
  exploration costs                                       -             -    (2,762,539)
                                               ------------  ------------  ------------
     Net Cash Used by Investing Activities           (3,975)      (45,744)   (3,168,281)
                                               ------------  ------------  ------------



   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

                                                                               From
                                                                            Inception on
                                                  For the Years Ended       November 10,
                                                         March 31,          1995 through
                                               ---------------------------    March 31,
                                                    2007          2006          2007
                                               ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock offering costs                               (16,000)      (23,000)      (248,249)
 Cash received on stock subscription                      -       109,500        536,010
 Proceeds from common stock                         285,000       569,000      7,856,174
 Proceeds on notes payable                                -             -      1,472,420
                                               ------------  ------------  -------------
   Net Cash Provided by Financing Activities      269,000       655,500        9,616,355
                                               ------------  ------------  -------------
NET INCREASE IN CASH                                   (409)     (582,513)           687

CASH AT BEGINNING OF PERIOD                           1,096       583,609              -
                                               ------------  ------------  -------------
CASH AT END OF PERIOD                          $        687  $      1,096  $         687
                                               ============  ============  =============
CASH PAID FOR:

 Interest                                      $          -  $          -  $         114
 Income taxes                                  $          -  $          -  $           -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for acquisition           $          -  $          -  $     394,062
 Common stock issued for debt conversion       $          -  $          -  $   1,210,719
 Common stock issued for mineral properties    $          -  $          -  $     550,000
 Stock issued for services and donations       $    270,255  $    106,500  $   4,157,778
 Common stock issued for license               $          -  $          -  $     125,000
 Common stock issued for subscription          $          -  $          -  $     387,750
 Common stock issued for payment of
   accounts payable                            $    591,237  $          -  $     600,037
 Services performed by related parties for the
   reduction in stock subscription receivable  $    495,500  $          -  $     742,261











   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2007 and 2006

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

         b.  Basic Loss Per Share
                                                Year Ended
                                              March 31, 2007
                                ------------------------------------------
                                    Loss          Shares       Per Share
                                 (Numerator)  (Denominator)     Amount
                                ------------- ------------- --------------
                                $ (1,648,511)   21,145,495  $       (0.08)
                                ============  ============  =============

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
                                ============  ============= =============

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2007 and 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         b.  Basic Loss Per Share (Continued)

         The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. Common stock equivalents are not included in the computation of basic loss per share because they are anti-dilutive. The Company had 14,466,000 and 12,480,000 in common stock equivalents outstanding at March 31, 2007 and 2006, respectively.

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

         Net deferred tax assets consist of the following components as of March 31, 2007 and 2006:

                                                   2006           2005
                                             --------------  --------------

         Deferred tax assets
           NOL Carryover                     $   2,554,152   $   2,380,808
           Related Party Liabilities                     -          70,019

         Deferred tax liabilities:
           Depreciation                            (41,076)        (41,076)

         Valuation allowance                    (2,513,076)     (2,409,751)
                                             -------------   -------------
         Net deferred tax asset              $           -   $           -
                                             =============   =============

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended March 31, 2007 and 2006 due to the following:

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2007 and 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         c. Provision for Taxes (Continued)

                                                  2007            2006
                                             -------------   --------------

         Book loss                           $   (642,919)   $    (881,157)
         Related party services                   (70,019)          70,019
         Meals and entertainment                    2,567            3,568
         Stock for services/options expense       537,027          315,401
         Valuation allowance                      173,344          492,169
                                             ------------    -------------
                                             $          -    $           -
                                             ============    =============

         At March 31, 2007, the Company had net operating loss carryforwards of approximately $6,606,000 that may be offset against future taxable income from the year 2007 through 2027. No tax benefit has been reported in the March 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

         f. Foreign Currency Translation

         Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at the period and exchange rate. Non-monetary assets are translated at the historical exchange rate and

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2007 and 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         f. Foreign Currency Translation (Continued)

         all income and expenses are translated at the exchange rates prevailing during the period. Foreign exchange currency translation adjustments are included in the stockholders' equity section.

         g. Fair Value of Financial Instruments

         As at March 31, 2007, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

         h. Newly Issued Accounting Pronouncements

         During the year ended March 31, 2007, the Company adopted the following accounting pronouncements:

         In September 2006, the FASB issued SFAS No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132(R). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other that a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The adoption of SFAS No. 158 did not have an impact on the Company's consolidated financial statements.

         In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
         (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements.

         SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

         In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which prescribes a

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2007 and 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         h. Newly Issued Accounting Pronouncements (Continued)

         recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

         In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2007 and 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         i. Fixed Assets

         Fixed assets are recorded as cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred.
         Depreciation  of  property  and  equipment  is  determined   using  the
         straight-line method over their useful lives, primarily 5 years. Property and equipment consisted of the following:
                                                           March 31,
                                                             2007
                                                        --------------
             Office equipment                           $     256,279
             Accumulated depreciation                        (119,786)
                                                        -------------
                                                        $     136,943

         Depreciation expense from continuing operations for the years ended March 31, 2007 and 2006 was $50,702 and $46,689, respectively.

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

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2007 and 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         l. Stock Options (continued)

         Accordingly, no compensation cost is recognized in the financial statements, when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant for the options granted in 2005.

         In April 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R.

NOTE 3 - GOING CONCERN

         The Company's financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not an established a reliable source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company intends to develop a secure e-mail service for sale to the public. In the interim, management is committed to meeting the operational cash flow needs of the Company through the private placement of shares of its common stock. The Company will need to raise additional capital to complete the beta-testing of its e-mail service.

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

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2007 and 2006

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

         On November 11, 2005, the Company established the 2005 stock option plan to promote the interests of the Company. The Board of Directors of the Company has sole and complete authority to determine the employees and/or consultants to who options shall be granted, the number of each grant and any additional conditions and limitations. The total number of shares of common stock subject to outstanding options shall be 2,200,000 shares. The exercise price is $0.72 per share. On the same date 2,200,000 options were granted to various consultants. The grantees vested for 25% of the options with additional vesting to be determined by the board of directors. The Company recognized an expense of $310,214 for the value of the options vested using the Black-Scholes formula and assumes a 10 year maturity, a risk free interest rate of 2.81% and a volatility of 73%.

         On December 9, 2005, the Company established the 2005 stock option plan to promote the interests of the Company. The Board of Directors of the Company has sole and complete authority to determine the employees and/or consultants to who options shall be granted, the number of each grant and any additional conditions and limitations. The total number of shares of common stock subject to outstanding options shall be 2,200,000 shares. The exercise price is $1.00 per share. On the same date 2,200,000 options were granted to various consultants. The grantees vested for 25% of the options with additional vesting to be determined by the board of directors. The Company recognized an expense of $406,205 for the value of the options vested using the Black-Scholes formula and assumes a 10 year maturity, a risk free interest rate of 2.81% and a volatility of 73%.

         A summary of the status of the Company's outstanding stock options and warrants as of March 31, 2007 and 2006 and changes during the years ended March 31, 2007 and 2006 is presented below:

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2007 and 2006

NOTE 4 - OPTIONS AND WARRANTS (Continued)

         OPTIONS
         -------
                                             2007                2006
                                       ----------------  -------------------
                                                Weighted            Weighted
                                                Average             Average
                                                Exercise            Exercise
                                        Shares   Price     Shares    Price
                                       --------- ------  ---------  --------
         Outstanding, beginning of
            year                       7,550,000 $ 1.27  3,150,000  $ 0.36
         Granted                               -   0.86  4,400,000    0.86
         Expired/Cancelled                     -      -          -       -
         Exercised                             -      -          -       -
                                       --------- ------  ---------  ------
         Outstanding end of year       7,550,000 $ 0.65  7,550,000  $ 0.65
                                       ========= ======  =========  ======
         Exercisable                   3,175,000 $ 0.51  3,175,000  $ 0.51
                                       ========= ======  =========  ======

         Fair Value of Options Granted                           $ 716,419
                                                                 =========

                                    Outstanding               Exercisable
                         ------------------------------- --------------------
                           Number     Weighted              Number
                         Outstanding  Average   Weighted Exercisable Weighted
               Range of       at      Remaining  Average     at      Average
              Exercise    March 31, Contractual Exercise March 31,   Exercise
               Prices     2007/2006    Life       Price  2007/2006   Price
           -------------- --------- ----------- -------- ---------  ----------
           $ 0.21 to 1.00  7,550,000       7.33 $   0.65 3,175,000  $    0.51
           ============== =========  ========== ======== =========  =========
           $ 0.21 to 1.00 7,550,000        8.33 $   0.65 3,175,000  $    0.51
           ============== =========  ========== ======== =========  =========

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2007 and 2006


NOTE 4 - OPTIONS AND WARRANTS (Continued)

           WARRANTS
           --------                        2007               2006
                                    ------------------ ------------------
                                              Weighted           Weighted
                                              Average            Average
                                              Exercise           Exercise
                                      Shares   Price    Shares    Price
                                    --------- -------- --------- --------
           Outstanding, beginning
             of year                7,805,000 $   1.22 7,500,000 $   0.46
           Granted                          -        -   305,000     1.50
           Expired/Cancelled                -        -         -        -
           Exercised                        -        -         -        -
                                    --------- -------- --------- --------
           Outstanding end of year  7,805,000 $   1.22 7,805,000 $   1.22
                                    ========= ======== ========= ========
           Exercisable              7,805,000 $   1.22 7,805,000 $   1.22
                                    ========= ======== ========= ========

                                  Outstanding               Exercisable
                      ------------------------------- --------------------
                        Number    Weighted                  Number
                      Outstanding  Average    Weighted    Exercisable Weighted
           Range of       at      Remaining   Average         at      Average
           Exercise    March 31, Contractual  Exercise     March 31,  Exercise
            Prices     2006/2005    Life        Price      2006/2005    Price
        -------------- --------- ----------- ------------- --------- ----------
        $ 0.70 to 5.00 7,805,000        7.14 $0.70 to 5.00 7,805,000    $ 1.22
        ============== ========= =========== ============= ========= =========
        $ 0.70 to 5.00 7,805,000        8.14 $0.70 to 5.00 7,805,000    $ 1.22
        ============== ========= =========== ============= ========= =========

         In December 2005, the Company issued 305,000 warrants in connection with the private placement of its common stock. Accordingly, a compensation expense $92,300 was recorded as per the Black-Scholes calculation and assumes a 10 year maturity, a risk free interest rate of 2.81% and a volatility of 73%.

         The Company contracts with a Canadian company, Real Time, to pay its expenses in Canada. At March 31, 2007, the Company had a receivable from Real Time for funds advanced in excess of costs incurred totaling $55,242.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2007 and 2006

NOTE 6 - COMMON STOCK

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

         In April 2006, the Company authorized the issuance of 171,000 shares of common stock at $0.35 per share for services. The Company also issued 25,000 shares were issued for cash of $20,000.

         In June 2006, the Company authorized the issuance of 190,000 shares of common stock for services valued at $80,000. The Company also issued 326,666 shares for cash of $244,687.

         In July 2006, the Company authorized the issuance of 27,500 shares of common stock for services valued at $4,125.

         In August 2006, the Company authorized the issuance of 180,000 shares of common stock for services valued at $27,000.

         In September 2006, the Company authorized the issuance of 153,334 shares of common stock for services valued at $23,000.

         In November 2006, the Company authorized the issuance of 9,853,954 shares of common stock for related party debt of $591,237.

SIGNATURES

In accordance with the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  KOMODO, INC.


Dated:  July 12, 2007                             By: /s/Gordon Muir
                                                  ------------------
                                                  Gordon Muir
                                                  President

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.


   Signature                   Title                        Date


/s/ Gordon Muir              Director                   July 12,2007
------------------           Chief Executive Officer and
Gordon J. Muir               Principal Financial Officer

/s/ Penny Perfect            Director                   July 12,2007
-------------------          President
Penny Perfect