Form 10QSB
period 2007-06-30
KOMODO INC
filed 2007-08-14
CIK 786129

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

                  For quarterly period ended: June 30, 2007; or

       ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                  For the transition period           to
                                            ---------    ----------

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

          SUITE 116C - 930 WEST 1ST STREET, NORTH VANCOUVER BC V7P 3N4 CANADA
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (604) 986-9866
                            -------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X    No
                                                                    ---      ---

State the number of shares outstanding of the issuer's common equity: $0.001 par value, as of June 30, 2007, was 25,926,247.

              Transitional Small Business Disclosure Format.    Yes       No  X
                                                                    ---      ---

                              Report on Form 10-QSB

                     For the Six Months Ended June 30, 2007

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

         Item 4.      Submission of Matters to a Vote of Security Holders ...15

         Item 5.      Other Information .....................................15

         Item 6.      Exhibits and Reports on Form 8-K ......................15

                      Signatures.............................................16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying balance sheets of Komodo, Inc. at June 30, 2007 and March 31, 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months ending June 30, 2007 and 2006, have been prepared by our management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2008.











                                  KOMODO, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                        June 30, 2007 and March 31, 2007

                                  KOMODO, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                       June 30,     March 31,
                                                         2007          2007
                                                    ------------- -------------
                                                     (Unaudited)
CURRENT ASSETS

 Cash                                               $        384  $        687
                                                    ------------  ------------
   Total Current Assets                                      384           687
                                                    ------------  ------------
FIXED ASSETS, NET                                        124,106       136,943
                                                    ------------  ------------

   TOTAL ASSETS                                     $    124,490  $    137,630
                                                    ============  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES

 Accounts payable and accrued liabilities           $    312,967  $    189,823
 Related party payable                                    63,108        55,242
                                                    ------------  ------------
   Total Current Liabilities                             376,075       245,065
                                                    ------------  ------------
COMMITMENTS AND CONTINGENCIES                                  -             -

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock: 10,000,000 shares authorized of
   $0.001 par value, 2,000,000 shares issued and
   outstanding                                             2,000         2,000
 Common stock: 100,000,000 shares authorized of
   $0.001 par value, 25,926,247 shares
   issued and outstanding                                 25,926        25,926
 Additional paid-in capital                           17,982,182    17,982,182
 Deficit accumulated during the development stage    (18,261,693)  (18,117,543)
                                                    ------------  ------------
   Total Stockholders' Equity (Deficit)                 (251,585)     (107,435)
                                                    ------------  ------------
   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)                 $    124,490  $    137,630
                                                    ============  ============






            The accompanying condensed notes are an integral part of
                      these interim financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)
                                                                       From
                                                                   Inception on
                                     For the Three Months Ended    November 10,
                                               June 30,            1995 Through
                                     ---------------------------     June 30,
                                          2007         2006            2007
                                     ------------- -------------  -------------
REVENUES                             $          -  $      5,188   $     10,724
                                     ------------  ------------   ------------
EXPENSES

 Impairment of asset                            -             -             50
 Research and development                       -        96,282        647,390
 Depreciation and amortization             12,837        12,637        303,160
 Management fees-related parties          120,000       120,000      1,417,500
 General and administrative                11,313       305,069      5,194,799
                                     ------------  ------------   ------------
   Total Expenses                         144,150       533,988      7,562,899
                                     ------------  ------------   ------------
LOSS FROM OPERATIONS                     (144,150)     (528,800)    (7,552,175)
                                     ------------  ------------   ------------
OTHER (EXPENSES)

   Interest expense                             -             -         (5,464)
                                     ------------  ------------   ------------
   Total Other (Expense)                        -             -         (5,464)
                                     ------------  ------------   ------------
LOSS BEFORE DISCONTINUED
 OPERATIONS                              (144,150)     (528,800)    (7,557,639)
                                     ------------  ------------   ------------
LOSS FROM DISCONTINUED
 OPERATIONS NET OF ZERO TAX
 EFFECT                                         -             -    (10,704,054)
                                     ------------  ------------   ------------
NET LOSS                             $   (144,150) $   (528,800)  $(18,261,693)
                                     ============  ============   ============
BASIC LOSS PER SHARE OF
 COMMON STOCK                        $      (0.01) $      (0.03)
                                     ============  ============
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                   25,926,247    15,562,794
                                     ============  ============









            The accompanying condensed notes are an integral part of
                      these interim financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
                                                                       From
                                                                   Inception on
                                     For the Three Months Ended    November 10,
                                               June 30,            1995 Through
                                     ---------------------------     June 30,
                                          2007         2006            2007
                                     ------------- -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                            $   (144,150) $   (528,800)  $(18,261,693)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
  Depreciation and amortization expense    12,837        12,637        326,643
  Common stock issued for services              -       191,850      4,157,778
  Common stock issued for payment of
  accounts payable                              -             -        600,037
  Bad debt expense                              -             -        224,941
  Write-off mineral property                    -             -      3,914,434
  Write-off of stock subscription
   receivable                                   -             -            250
  Services rendered for deferred compensation   -             -        339,750
  Services performed to reduce stock
   subscription receivable                      -             -        742,261
  Warrants and options issued for services      -             -      1,322,050
  Currency translation adjustment               -             -       (168,626)
  Impairment of asset                           -             -             50
  Forgiveness of debt by shareholder            -             -         90,705
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable
   and accounts receivable-related parties      -             -       (213,312)
  (Increase) decrease in deposits and
    prepaid expenses                            -       (47,144)       (85,365)
  Increase in accounts payable and
    payable-related parties                     -       118,900        354,610
  Increase in accounts payable and
    accrued liabilities                   123,144        20,787        135,889
  Increase (Decrease) in liabilities
    of discontinued operations                  -             -         64,042
                                     ------------  ------------   ------------

   Net Cash Used by Operating Activities   (8,169)     (231,770)    (6,455,556)
                                     ------------  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                       -             -       (405,742)
 Purchase of mineral property and
    deferred exploration costs                  -             -     (2,762,539)
                                     ------------  ------------   ------------


            The accompanying condensed notes are an integral part of
                      these interim financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)
                                                                       From
                                                                   Inception on
                                     For the Three Months Ended    November 10,
                                               June 30,            1995 Through
                                     ---------------------------     June 30,
                                          2007         2006            2007
                                     ------------- -------------  -------------
    Net Cash Used by Investing
      Activities                                -             -     (3,168,281)
                                     ------------  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from related party advances       7,866             -          7,866
 Stock offering costs                           -       (16,000)      (248,249)
 Cash received on stock subscription            -       245,000        536,010
 Proceeds from common stock                     -        10,000      7,856,174
 Proceeds on notes payable -
   related party                                -             -      1,472,420
                                     ------------  ------------   ------------
    Net Cash Provided by Financing
     Activities                             7,866       239,000      9,624,221
                                     ------------  ------------   ------------
NET INCREASE IN CASH                         (303)        7,230            384

CASH AT BEGINNING OF PERIOD                   687         1,096              -
                                     ------------  ------------   ------------
CASH AT END OF PERIOD                $        384  $      8,326   $        384
                                     ============  ============   ============
CASH PAID FOR:
   Interest                          $          -  $          -   $        114
   Income taxes                      $          -  $          -   $          -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for acquisition
  of asset                           $          -  $          -   $    394,062
 Common stock issued for debt
  conversion                         $          -  $          -   $  1,210,718
 Common stock issued for mineral
  properties                         $          -  $          -   $    550,000
 Common stock issued for services    $          -  $    245,975   $  4,133,498
 Common stock issued for license     $          -  $          -   $    125,000
 Common stock issued for
  subscription                       $          -  $          -   $    387,750
 Common stock issued for payment of
  accounts payable                   $          -  $    591,237   $    600,037
 Services performed by related
  parties for the reduction in stock
  subscription receivable            $          -  $          -   $    742,261


            The accompanying condensed notes are an integral part of
                      these interim financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                        June 30, 2007 and March 31, 2007

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2007 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

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


NOTE 3 - GOING CONCERN

         The Company's financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not established a reliable source of revenues sufficient to meet the operational cash flow needs of the Company. The Company failed in the launch of its products and is now seeking another business opportunity.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                        June 30, 2007 and March 31, 2007

NOTE 4 - RELATED PARTY TRANSACTIONS

         As of June 30, 2007, the Company owed related parties $63,108 for amounts advanced to the Company to cover operating expenses and for accrued salaries.

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

         On November 11, 2005, the Company established the 2005 Stock Option Plan (the plan) to promote the interests of the Company. The board of directors of the Company has sole and complete authority to determine the employees and/or consultants to whom options shall be granted, the number of options in each grant and any additional conditions and

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                        June 30, 2007 and March 31, 2007

NOTE 5 - OPTIONS AND WARRANTS (Continued)

         OPTIONS (Continued)
         -------------------
         limitations. The total number of shares of common stock subject to outstanding options shall be 2,200,000 shares. The exercise price is $0.72 per share. On the same date the 2,200,000 options were granted to various consultants. The grantees were vested for 25% of the options with additional vesting to be determined by the board of directors. The Company recognized an expense of $310,214 for the value of warrants vested using the Black-Scholes formula and assumes a 10 year maturity, a risk free interest rate of 2.81% and a volatility of 73%.

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

         A summary of the status of the Company's outstanding stock options as of June 30, 2007 (FY2008) and March 31, 2007 (FY2007) and changes during the three months ended June 30, 2007 and the year ended March 31, 2007 is presented below:

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                        June 30, 2007 and March 31, 2007

NOTE 5 - OPTIONS (Continued)

                                         2008                2007
                                   -----------------  ------------------
                                            Weighted            Weighted
                                    Shares  Average    Shares   Average
                                    under   Exercise    under   Exercise
                                   Options    Price    Options   Price
                                  --------- --------  --------- --------
         Outstanding, beginning
            of year               7,550,000 $   0.65  7,550,000 $   0.65
         Granted                          -        -          -        -
         Expired/Cancelled                -        -          -        -
         Exercised                        -        -          -        -
                                  --------- --------  --------- --------
         Outstanding, end of year 7,550,000 $   0.65  7,550,000 $   0.65
                                  ========= ========  ========= ========
         Exercisable              3,175,000 $   0.51  3,175,000 $   0.51
                                  ========= ========  ========= ========
         Fair Value of Options
            Granted                                             $716,419
                                                                ========

                       Outstanding                     Exercisable
         ------------------------------------------- --------------------
                        Number     Weighted             Number
                      Outstanding  Average  Weighted Exercisable Weighted
           Range of   at June 30,  Remaining Average  at June 30, Average
           Exercise   /March 31, Contractual Exercise /March 31, Exercise
            Prices     2007/2007     Life      Price  2007/2007    Price
         ------------ --------- ----------- -------- ----------  --------
         $0.21 - 0.14 7,550,000        7.08 $   0.65  3,175,000    $ 0.51
         ------------ --------- ----------- -------- ----------  --------
         $0.21 - 0.14 7,550,000        8.08 $   0.65  3,175,000  $   0.51
         ============ ========= =========== ======== ==========  ========

         WARRANTS
         --------
         A summary of the status of the Company's outstanding warrants as of June 30, 2007 (FY2008) and March 31, 2007 (FY2007) and changes during the three months ended June 30, 2007 and the year ended March 31, 2007 is presented below:

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                        June 30, 2007 and March 31, 2007

NOTE 5 - WARRENTS (Continued)
                                         2008                2007
                                   -----------------  ------------------
                                            Weighted            Weighted
                                    Shares  Average    Shares   Average
                                    under   Exercise    under   Exercise
                                   Options    Price    Options   Price
                                  --------- --------  --------- --------
         Outstanding, beginning
           of year                7,805,000 $   1.22  7,805,000 $   1.22
         Granted                          -        -          -        -
         Expired/Cancelled                -        -          -        -
         Exercised                        -        -          -        -
                                  --------- --------  --------- --------
         Outstanding end of year  7,805,000 $   1.22  7,805,000 $   1.22
                                  ========= ========  ========= ========
         Exercisable              7,805,000 $   1.22  7,805,000 $   1.22
                                  ========= ========  ========= ========
                       Outstanding                     Exercisable
         ------------------------------------------- --------------------
                        Number     Weighted               Number
                      Outstanding  Average  Weighted   Exercisable Weighted
           Range of   at June 30,  Remaining Average    at June 30, Average
           Exercise   /March 31, Contractual Exercise   /March 31, Exercise
            Prices     2007/2007     Life      Price    2007/2007    Price
         ------------ ---------  ----------- ---------- ---------- --------
         $  0.70-5.00 7,805,000         6.89 $0.70-5.00  7,805,000 $   1.22
         ------------ ---------  ----------- ---------- ---------- --------
         $  0.70-5.00 7,805,000         7.89 $0.70-5.00  7,805,000 $   1.22
         ============ =========  =========== ========== ========== ========

         In December 2005, the Company issued 305,000 warrants in connection with the private placement of its common stock. Accordingly, a compensation expense $92,300 was recorded as per the Black-Scholes calculation and assumes a 10 year maturity, a risk free interest rate of 2.81% and a volatility of 73%.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The accompanying balance sheets of Komodo, Inc. at June 30, 2007 and March 31, 2007, related statements of operations and cash flows for the three months ended June 30, 2007 and 2006, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2008.

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

Business Overview
-----------------
The current activities conducted by the Company are to manage its limited assets and to seek out and secure a financing or investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

Other than seeking and investigating potential capital raising activities the Company has had no material business operations for the past five months. The Company has limited assets and conducts no material business, management anticipates that both a financing or an acquisition would require it to issue shares of its common stock. This would result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

We expect that we need approximately $250,000 over the next 12 month period to continue operations. In the past 2 years we have raised approximately $610,000. This funding was completed in the form of private placement funding from the sale of shares of the Company's common stock. Without adequate funding the product will not progress. Obtaining financing depends on current market conditions, the willingness of the investment community to make investments into software development, the timing of key developments of the software and other similar factors. We cannot provide any assurances that we will be able to secure the funding.

Results of Operations

Our net loss for the three months ended June 30, 2007 was $144,150, as compared to $533,988 for the same period in 2006. The net loss for 2007 translates into a loss of $0.01 per share compared to a loss of $0.03 per share for the same period in 2006. The decrease in the net loss is partially attributable to research and development fees incurred in the development of our technology of approximately $-0- compared to $96,282 in 2006. We compensated our management consultants, who are the officers of the Company, $120,000 in the first quarter of fiscal 2007 compared to $120,000 in the prior year. The balance of our operating expenses were made up primarily of depreciation expense of approximately $12,837 compared to $12,637 in the prior year.

We recorded no revenues during the quarter ended June 30, 2007. We do not expect to have revenues through out the remainder of fiscal 2007 and we do not anticipate becoming cash flow positive in fiscal 2008.

Liquidity and Capital Resources

We had $384 of cash on hand at June 30, 2007 compared to $687 at March 31, 2007. We used $8,169 of cash for operations during the three months ended June 30, 2007 compared to approximately $231,770 for the same period of FYE 2007. The decrease was primarily due to the deferral of management compensation by our management team of $120,000 in 2006. We estimate that we will need approximately $250,000 of additional funds over the next twelve months.

We estimate that existing sources of liquidity and the funds provided by anticipated capital activity will not satisfy our projected working capital requirements through fiscal 2008. Our ability to maintain sufficient liquidity through fiscal 2008 is dependent on our raising additional capital and such capital may not be available on acceptable terms, if at all. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail operations significantly or to seek funds through arrangements with strategic partners, existing investors or other parties.

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

Item 2. Changes in Securities.

The following unregistered securities have been issued since March 31st, 2007:
                                                 Valued
Date             No. of Shares      Title          At          Reason

         None.

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




                                                         KOMODO, INC.


Date: August 13, 2007                                / s / Gordon Muir
                                                   -----------------------------
                                                   President / Director
                                                   Principal Accounting Officer