Form 10QSB
period 2007-09-30
KOMODO INC
filed 2007-11-19
CIK 786129

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

                  For quarterly period ended: September 30, 2007; or

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

State the number of shares outstanding of the issuer's common equity: $0.001 par value, as of September 30, 2007, was 25,926,247.

              Transitional Small Business Disclosure Format.   Yes    No  X
                                                                   ---   ---

                              Report on Form 10-QSB

                     For the Six Months Ended September 30, 2007

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

         Item 4.      Submission of Matters to a Vote of Security Holders ...15

         Item 5.      Other Information .....................................15

         Item 6.      Exhibits and Reports on Form 8-K ......................15

                      Signatures.............................................16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying balance sheets of Komodo, Inc. at September 30, 2007 and March 31, 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months ending September 30, 2007 and 2006, have been prepared by our management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2008.











                                  KOMODO, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      September 30, 2007 and March 31, 2007

                                  KOMODO, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                   September 30,   March 31,
                                                       2007          2007
                                                  -------------- --------------
                                                    (Unaudited)
CURRENT ASSETS

 Cash                                             $           -  $         687
                                                  -------------  -------------
   Total Current Assets                                       -            687
                                                  -------------  -------------
FIXED ASSETS, NET                                       111,269        136,943
                                                  -------------  -------------
   TOTAL ASSETS                                   $     111,269  $     137,630
                                                  -------------  -------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES

 Accounts payable and accrued liabilities         $     308,451  $     189,823
 Bank overdraft                                             188              -
 Related party payable                                   71,150         55,242
                                                  -------------  -------------
   Total Current Liabilities                            379,789        245,065
                                                  -------------  -------------
COMMITMENTS AND CONTINGENCIES                                 -              -

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock: 10,000,000 shares
   authorized of $0.001 par value,
   2,000,000 shares issued and
   outstanding                                            2,000          2,000
 Common stock: 100,000,000 shares
   authorized of $0.001 par value,
   25,926,247 shares issued and
   outstanding                                           25,926         25,926
 Additional paid-in capital                          17,982,182     17,982,182
 Deficit accumulated during the
   development stage                                (18,278,628)   (18,117,543)
                                                  -------------  -------------
   Total Stockholders' Equity (Deficit)                (268,520)      (107,435)
   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)               $     111,269  $     137,630
                                                  -------------  -------------



            The accompanying condensed notes are an integral part of
                      these interim financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                          From
                                                                                      Inception on
                                 For the Three Months Ended For the Six Months Ended  November 10,
                                        September 30,             September 30,       1995 Through
                                 -------------------------- ------------------------- September 30,
                                     2007          2006         2007         2006         2007
                                 ------------ ------------- ------------ ------------ ------------
REVENUES                         $         -  $      4,253  $         -  $     9,441   $    10,724
                                 -----------  ------------  -----------  -----------  ------------
EXPENSES

 Impairment of asset                       -             -            -            -            50
 Research and development                  -       121,570            -      217,852       647,390
 Depreciation and amortization        12,837        12,637       25,674       25,274       315,997
 Management fees-related parties           -       120,000      120,000      240,000     1,417,500
 General and administrative            4,098       125,032       15,411      430,101     5,198,897
                                 -----------  ------------  -----------  -----------  ------------
   Total Expenses                     16,935       379,239      161,085      913,227     7,579,834
                                 -----------  ------------  -----------  -----------  ------------
LOSS FROM OPERATIONS                 (16,935)     (374,986)    (161,085)    (903,786)   (7,569,110)

OTHER (EXPENSES)

 Interest expense                          -             -            -            -        (5,464)
                                 -----------  ------------  -----------  -----------  ------------
 Total Other (Expense)                     -             -            -            -        (5,464)
                                 -----------  ------------  -----------  -----------  ------------
LOSS BEFORE DISCONTINUED
 OPERATIONS                          (16,935)     (374,986)    (161,085)    (903,786)   (7,574,574)
                                 -----------  ------------  -----------  -----------  ------------
LOSS FROM DISCONTINUED
 OPERATIONS NET OF ZERO TAX
 EFFECT                                    -             -            -            -   (10,704,054)
                                 -----------  ------------  -----------  -----------  ------------
NET LOSS                         $   (16,935) $   (374,986) $  (161,085) $  (903,786) $(18,278,628)
                                 -----------  ------------  -----------  -----------  ------------
BASIC LOSS PER SHARE OF
 COMMON STOCK                    $     (0.00) $      (0.02) $     (0.01) $     (0.06)
                                 -----------  ------------  -----------  -----------
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING              25,926,247    16,340,781   25,926,247   15,461,017
                                 -----------  ------------  -----------  -----------






            The accompanying condensed notes are an integral part of
                      these interim financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                    From
                                                                                Inception on

                                                     For the Six Months Ended   November 10,
                                                           September 30,        1995 Through
                                                    --------------------------- September 30,
                                                        2007          2006           2007
                                                    ------------- ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                           $   (161,085) $   (903,786) $ (18,278,628)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Depreciation and amortization expense                  25,674        25,274        339,480
   Common stock issued for services                            -       245,975      4,157,778
   Common stock issued for payment of accounts payable         -             -        600,037
   Bad debt expense                                            -             -        224,941
   Write-off mineral property                                  -             -      3,914,434
   Write-off of stock subscription receivable                  -             -            250
   Services rendered for deferred compensation                 -             -        339,750
   Services performed to reduce stock subscription
    receivable                                                 -             -        742,261
   Warrants and options issued for services                    -             -      1,322,050
   Currency translation adjustment                             -             -       (168,626)
   Impairment of asset                                         -             -             50
   Forgiveness of debt by shareholder                          -             -         90,705
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable
     and accounts receivable-related parties                   -             -       (213,312)
   (Increase) decrease in deposits and
     prepaid expenses                                          -         9,160        (85,365)
   Increase in accounts payable and
     payable-related parties                               8,042       286,361        362,652
   Increase in accounts payable and accrued liabilities  118,628        62,018        131,373
   Increase in bank overdraft                                188             -            188
   Increase (Decrease) in liabilities of
     discontinued operations                                   -             -         64,042
                                                   -------------  ------------  -------------
     Net Cash Used by Operating Activities                (8,553)     (274,998)    (6,455,940)
                                                   -------------  ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                      -             -       (405,742)
 Purchase of mineral property and deferred
  exploration costs                                            -             -     (2,762,539)
                                                   -------------  ------------  -------------
     Net Cash Used by Investing Activities                     -             -     (3,168,281)
                                                   -------------  ------------  -------------

            The accompanying condensed notes are an integral part of
                      these interim financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                    From
                                                                                Inception on
                                                     For the Six Months Ended   November 10,
                                                           September 30,        1995 Through
                                                    --------------------------- September 30,
                                                        2007          2006           2007
                                                    ------------- ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from related party advances                      7,866             -          7,866
 Stock offering costs                                          -       (16,000)      (248,249)
 Cash received on stock subscription                           -       279,975        536,010
 Proceeds from common stock                                    -        10,000      7,856,174
 Proceeds on notes payable - related party                     -             -      1,472,420
                                                    ------------  ------------  -------------
     Net Cash Provided by Financing Activities             7,866       273,975      9,624,221
                                                    ------------  ------------  -------------
NET INCREASE IN CASH                                        (687)       (1,023)             -
                                                    ------------  ------------  -------------
CASH AT BEGINNING OF PERIOD                                  687         1,096              -
                                                    ------------  ------------  -------------
CASH AT END OF PERIOD                               $          -  $         73  $           -
                                                    ------------  ------------  -------------
CASH PAID FOR:

 Interest                                           $          -  $          -  $         114
 Income taxes                                       $          -  $          -  $           -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for acquisition of asset       $          -  $          -  $     394,062
 Common stock issued for debt conversion            $          -  $          -  $   1,210,718
 Common stock issued for mineral properties         $          -  $          -  $     550,000
 Common stock issued for services                   $          -  $    245,975  $   4,133,498
 Common stock issued for license                    $          -  $          -  $     125,000
 Common stock issued for subscription               $          -  $          -  $     387,750
 Common stock issued for payment of
  accounts payable                                  $          -  $          -  $     600,037
 Services performed by related parties for the
  reduction in stock subscription receivable        $          -  $          -  $     742,261









            The accompanying condensed notes are an integral part of
                      these interim financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                      September 30, 2007 and March 31, 2007

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2007 Annual Report on Form 10-KSB. Operating results for the three and six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

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

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements

                      September 30, 2007 and March 31, 2007

NOTE 4 - RELATED PARTY TRANSACTIONS

         As of September 30, 2007, the Company owed related parties $71,105 for amounts advanced to the Company to cover operating expenses and for accrued salaries.

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

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                      September 30, 2007 and March 31, 2007

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

         On December 9, 2005, the Company established the 2006 Stock Option Plan (the plan) to promote the interests of the Company. The board of directors of the Company has sole and complete authority to determine the employees and/or consultants to whom options shall be KOMODO, INC. (A Development Stage Company) Condensed Notes to the Financial Statements September 30, 2007 and March 31, 2007 granted, the number of options in each grant and any additional conditions and limitations. The total number of shares of common stock subject to outstanding options shall be 2,200,000 shares.

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

         A summary of the status of the Company's outstanding stock options as of September 30, 2007 (FY2008) and March 31, 2007 (FY2007) and changes during the six months ended September 30, 2007 and the year ended March 31, 2007 is presented below:

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                      September 30, 2007 and March 31, 2007

NOTE 5 - OPTIONS AND WARRANTS (Continued)

                                               2008               2007
                                       -------------------  ------------------
                                                  Weighted            Weighted
                                        Shares    Average   Shares     Average
                                         under    Exercise   under    Exercise
                                        Options     Price   Options    Price
                                       ---------  -------- ---------  --------
         Outstanding, beginning of
          year                         7,550,000  $   0.65 7,550,000  $   0.65
         Granted                               -         -         -         -
         Expired/Cancelled                     -         -         -         -
         Exercised                             -         -         -         -
                                       ---------  -------- ---------  --------
         Outstanding, end of year      7,550,000  $   0.65 7,550,000  $   0.65
                                       ---------  -------- ---------  --------
         Exercisable                   3,175,000  $   0.51 3,175,000  $   0.51
                                       ---------  -------- ---------  --------
         Fair Value of Options Granted                                $716,419
                                                                      --------
                              Outstanding                     Exercisable
---------------------------------------------------- ---------------------------
                 Number         Weighted                 Number
              Outstanding       Average    Weighted   Exercisable     Weighted
Range of          at             Remaining   Average        at          Average
Exercise     Sept 30,/March 31, Contractual Exercise Sept 30,/March 31, Exercise
Prices          2007/2007          Life       Price     2007/2007        Price
------------ ------------------ ----------- -------- ------------------ --------
$0.21 - 0.14      7,550,000        7.08     $  0.65      3,175,000       $ 0.51
------------      ---------        ----     -------      ---------       ------
$0.21 - 0.14      7,550,000        8.08     $  0.65      3,175,000       $ 0.51
------------      ---------        ----     -------      ---------       ------

         WARRANTS

         A summary of the status of the Company's outstanding warrants as of September 30, 2007 (FY2008) and March 31, 2007 (FY2007) and changes during the six months ended September 30, 2007 and the year ended March 31, 2007 is presented below:

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                      September 30, 2007 and March 31, 2007

NOTE 5 - OPTIONS AND WARRANTS (Continued)
                                               2008               2007
                                       -------------------  ------------------
                                                  Weighted            Weighted
                                        Shares    Average   Shares     Average
                                         under    Exercise   under    Exercise
                                        Options     Price   Options    Price
                                       ---------  -------- ---------  --------
         Outstanding, beginning of
          year                         7,805,000  $   1.22 7,805,000  $   1.22
         Granted                               -         -         -         -
         Expired/Cancelled                     -         -         -         -
         Exercised                             -         -         -         -
                                       ---------  -------- ---------  --------
         Outstanding end of year       7,805,000  $   1.22 7,805,000  $   1.22
                                       ---------  -------- ---------  --------
         Exercisable                   7,805,000  $   1.22 7,805,000  $   1.22
                                       ---------  -------- ---------  --------


                              Outstanding                     Exercisable
---------------------------------------------------- ---------------------------
                 Number         Weighted                 Number
              Outstanding       Average    Weighted   Exercisable     Weighted
Range of          at             Remaining   Average        at          Average
Exercise     Sept 30,/March 31, Contractual Exercise Sept 30,/March 31, Exercise
Prices          2007/2007          Life       Price     2007/2007        Price
------------ ------------------ ----------- ---------- ---------------- --------
$ 0.70-5.00      7,805,000           6.77   $0.70-5.00    7,805,000      $1.22
-----------      ---------           ----   ----------    ---------      -----
$ 0.70-5.00      7,805,000           7.77   $0.70-5.00    7,805,000      $1.22
-----------      ---------           ----   ----------    ---------      -----

         In December 2005, the Company issued 305,000 warrants in connection with the private placement of its common stock. Accordingly, a compensation expense $92,300 was recorded as per the Black-Scholes calculation and assumes a 10 year maturity, a risk free interest rate of 2.81% and a volatility of 73%.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The accompanying balance sheets of Komodo, Inc. at September 30, 2007 and March 31, 2007, related statements of operations and cash flows for the six months ended September 30, 2007 and 2006, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2008.

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


Results of Operations

Our net loss for the three months ended September 30, 2007 was $16,935, as compared to $374,986 for the same period in 2006. The net loss for 2007 translates into a loss of $0.00 per share compared to a loss of $0.02 per share for the same period in 2006. The decrease in the net loss is partially attributable to general and administrative expenses incurred of approximately $4,098 compared to $125,032 in 2006. We compensated our management consultants, who are the officers of the Company, $-0- in the second quarter of fiscal 2007 compared to $120,000 in the prior year. The balance of our operating expenses were made up primarily of depreciation expense of approximately $12,837 compared to $12,673 in the prior year.

We recorded no revenues during the quarter ended September 30, 2007. We do not expect to have revenues through out the remainder of fiscal 2007 and we do not anticipate becoming cash flow positive in fiscal 2008.

Liquidity and Capital Resources

We had $-0- of cash on hand at September 30, 2007 compared to $687 at March 31, 2007. We used $687 of cash for operations during the six months ended September 30, 2007 compared to approximately $274,998 for the same period of FYE 2007. The decrease was primarily due to the cancelation of management compensation by our management team of $120,000 in 2007. We estimate that we will need approximately $1,200,000 of additional funds over the next twelve months.

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




                                                         KOMODO, INC.


Date: November 13, 2007                              / s / Gordon Muir
                                                   -----------------------------
                                                   President / Director
                                                   Principal Accounting Officer