Form 10QSB
period 2007-12-31
KOMODO INC
filed 2008-03-06
CIK 786129

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

                  For quarterly period ended: December 31, 2007; or

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

State the number of shares outstanding of the issuer's common equity: $0.001 par value, as of December 31, 2007, was 25,926,247.

              Transitional Small Business Disclosure Format.    Yes       No  X
                                                                    ---      ---

                              Report on Form 10-QSB

                     For the Six Months Ended December 31, 2007

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

         Item 4.      Submission of Matters to a Vote of Security Holders ...15

         Item 5.      Other Information .....................................15

         Item 6.      Exhibits and Reports on Form 8-K ......................15

                      Signatures.............................................16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying balance sheets of Komodo, Inc. at December 31, 2007 and March 31, 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months and nine months ending December 31, 2007 and 2006, have been prepared by our management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended December 31, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2008.











                                  KOMODO, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      December 31, 2007 and March 31, 2007

                                  KOMODO, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                    December 31,    March 31,
                                                        2007          2007
                                                    ------------- -------------
                                                     (Unaudited)
CURRENT ASSETS

 Cash                                              $         608  $        687
                                                   -------------  ------------
  Total Current Assets                                         -           687
                                                   -------------  ------------
FIXED ASSETS, NET                                         98,433       136,943
                                                   -------------  ------------
  TOTAL ASSETS                                     $      99,041  $    137,630
                                                   =============  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES

 Accounts payable and accrued liabilities          $     310,019  $    189,823
 Stock subscription payable                                4,991             -
 Related party payable                                    74,952        55,242
                                                   -------------  ------------
  Total Current Liabilities                              389,962       245,065
                                                   -------------  ------------
COMMITMENTS AND CONTINGENCIES                                  -             -

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock: 10,000,000 shares
   authorized of $0.001 par value, 2,000,000
   shares issued and outstanding                           2,000         2,000
 Common stock: 100,000,000 shares authorized
   of $0.001 par value, 25,926,247 shares
   issued and outstanding                                 25,926        25,926
 Additional paid-in capital                           17,982,182    17,982,182
 Deficit accumulated during the
   development stage                                 (18,301,029)  (18,117,543)
                                                   -------------  ------------
  Total Stockholders' Equity (Deficit)                  (290,921)     (107,435)
                                                   -------------  ------------
  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                   $      99,041  $    137,630
                                                   =============  ============





            The accompanying condensed notes are an integral part of
                      these interim financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                         From
                                                                                     Inception on
                                                                                     November 10,
                                For the Three Months Ended For the Nine Months Ended 1995 Through
                                        December 31,             December 31,        December 31,
                                 ------------------------- ------------------------- ------------
                                     2007         2006         2007         2006         2007
                                 ------------ ------------ ------------ ------------ ------------
REVENUES                         $         -  $         -  $         -  $     9,441  $    10,724
                                 -----------  -----------  -----------  -----------  -----------
EXPENSES

 Impairment of asset                       -            -            -            -           50
 Research and development                  -       53,071            -      270,923      647,390
 Depreciation and amortization        12,836       12,653       38,510       37,927      328,833
 Management fees-related parties           -      120,000      120,000      360,000    1,417,500
 General and administrative            9,565        5,506       24,976      435,607    5,208,462
                                 -----------  -----------  -----------  -----------  -----------
  Total Expenses                      22,401      191,230      183,486    1,104,457    7,602,235
                                 -----------  -----------  -----------  -----------  -----------
LOSS FROM OPERATIONS                 (22,401)    (191,230)    (183,486)  (1,095,016)  (7,591,511)
                                 -----------  -----------  -----------  -----------  -----------
OTHER (EXPENSES)

 Interest expense                          -            -            -            -       (5,464)
                                 -----------  -----------  -----------  -----------  -----------
 Total Other (Expense)                     -            -            -            -       (5,464)
                                 -----------  -----------  -----------  -----------  -----------
LOSS BEFORE DISCONTINUED
 OPERATIONS                          (22,401)    (191,230)    (183,486)  (1,095,016)  (7,596,975)
                                 -----------  -----------  -----------  -----------  -----------
LOSS FROM DISCONTINUED
 OPERATIONS NET OF ZERO TAX
 EFFECT                                    -            -            -            -   (10,704,054)
                                 -----------  -----------  -----------  -----------  ------------
NET LOSS                         $   (22,401) $  (191,230) $  (183,486) $(1,095,016) $(18,301,029)
                                 ===========  ===========  ===========  ===========  =============
BASIC LOSS PER SHARE OF
 COMMON STOCK                    $     (0.00) $     (0.01) $     (0.01) $     (0.07)
                                 ===========  ===========  ===========  ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING              25,926,247   22,029,911   25,926,247   17,507,897
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

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                               From
                                                                            Inception on
                                                For the Nine Months Ended   November 10,
                                                         December 31,       1995 Through
                                               ---------------------------  December 31,
                                                    2007          2006          2007
                                               ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                      $   (183,486) $ (1,095,016) $(18,301,029)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Depreciation and amortization expense             38,510        37,927       352,316
   Common stock issued for services                       -       245,975     4,157,778
   Common stock issued for payment of accounts
    payable                                               -             -       600,037
   Bad debt expense                                       -             -       224,941
   Write-off mineral property                             -             -     3,914,434
   Write-off of stock subscription receivable             -             -           250
   Services rendered for deferred compensation            -             -       339,750
   Services performed to reduce stock
    subscription receivable                               -             -       742,261
   Warrants and options issued for services               -             -     1,322,050
   Currency translation adjustment                        -             -      (168,626)
   Impairment of asset                                    -             -            50
   Forgiveness of debt by shareholder                     -             -        90,705
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable
     and accounts receivable-related parties              -             -      (213,312)
   (Increase) decrease in deposits and
     prepaid expenses                                     -         9,160       (85,365)
   Increase in accounts payable and
     payable-related parties                         19,710       424,462       366,454
   Increase in accounts payable and accrued
     liabilities                                    120,196        23,624       132,941
   Increase in stock subscription payable             4,991             -         4,991
   Increase (Decrease) in liabilities of
     discontinued operations                              -             -        64,042
                                               ------------  ------------  ------------
     Net Cash Used by Operating Activities              (79)     (353,868)   (6,455,332)
                                               ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                                 -        (1,149)     (405,742)
 Purchase of mineral property and deferred
  exploration costs                                       -             -    (2,762,539)
                                               ------------  ------------  ------------
     Net Cash Used by Investing Activities                -        (1,149)   (3,168,281)
                                               ------------  ------------  ------------






            The accompanying condensed notes are an integral part of
                      these interim financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                               From
                                                                            Inception on
                                                For the Nine Months Ended   November 10,
                                                         December 31,       1995 Through
                                               ---------------------------  December 31,
                                                    2007          2006          2007
                                               ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock offering costs                                     -       (16,000)     (248,249)
 Cash received on stock subscription                      -       360,130       536,010
 Proceeds from common stock                               -        10,000     7,856,174
 Proceeds on notes payable - related party                -             -     1,472,420
                                               ------------  ------------  ------------
     Net Cash Provided by Financing Activities            -       354,130     9,624,221
                                               ------------  ------------  ------------
NET INCREASE IN CASH                                    (79)         (887)          608

CASH AT BEGINNING OF PERIOD                             687         1,096             -
                                               ------------  ------------  ------------
CASH AT END OF PERIOD                          $        608  $        209          $608
                                               ============  ============  ============
CASH PAID FOR:

 Interest                                      $          -  $          -  $        114
 Income taxes                                  $          -  $          -  $          -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for acquisition of asset  $          -  $          -  $    394,062
 Common stock issued for debt conversion       $          -  $    591,238  $  1,210,718
 Common stock issued for mineral properties    $          -  $          -  $    550,000
 Common stock issued for services              $          -  $    245,975  $  4,133,498
 Common stock issued for license               $          -  $          -  $    125,000
 Common stock issued for subscription          $          -  $          -  $    387,750
 Common stock issued for payment of
  accounts payable                             $          -  $          -  $    600,037
 Services performed by related parties
  for the reduction in stock subscription
  receivable                                   $          -  $          -  $    742,261














            The accompanying condensed notes are an integral part of
                      these interim financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                      December 31, 2007 and March 31, 2007

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2007 Annual Report on Form 10-KSB. Operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

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

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                      December 31, 2007 and March 31, 2007

NOTE 4 - RELATED PARTY TRANSACTIONS

         As of December 31, 2007, the Company owed related parties $74,952 for amounts advanced to the Company to cover operating expenses and for accrued salaries.

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

         On November 11, 2005, the Company established the 2005 Stock Option Plan (the plan) to promote the interests of the Company. The board of directors of the Company has sole and complete authority to determine the employees and/or consultants to whom options shall be granted, the number of options in each grant and any additional conditions and limitations. The total number of shares of common stock subject to

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                      December 31, 2007 and March 31, 2007

NOTE 5 - OPTIONS AND WARRANTS (Continued)

         OPTIONS (Continued)
         -------------------
         outstanding options shall be 2,200,000 shares. The exercise price is $0.72 per share. On the same date the 2,200,000 options were granted to various consultants. The grantees were vested for 25% of the options with additional vesting to be determined by the board of directors. The Company recognized an expense of $310,214 for the value of warrants vested using the Black-Scholes formula and assumes a 10 year maturity, a risk free interest rate of 2.81% and a volatility of 73%.

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

         A summary of the status of the Company's outstanding stock options as of December 31, 2007 (FY2008) and March 31, 2007 (FY2007) and changes during the six months ended December 31, 2007 and the year ended March 31, 2007 is presented below:

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                      December 31, 2007 and March 31, 2007

NOTE 5 - OPTIONS AND WARRANTS (Continued)

         OPTIONS (Continued)
         -------------------

                                                 2008               2007
                                           ----------------- ------------------
                                                    Weighted           Weighted
                                           Shares   Average    Shares   Average
                                            under   Exercise   under   Exercise
                                           Options   Price    Options   Price
                                          --------- -------- --------- --------
         Outstanding, beginning
           of year                        7,550,000 $   0.65 7,550,000 $   0.65
            Granted                               -        -         -        -
            Expired/Cancelled                     -        -         -        -
            Exercised                             -        -         -        -
                                          --------- -------- --------- --------
         Outstanding, end of year         7,550,000 $   0.65 7,550,000 $   0.65
                                          ========= ======== ========= ========
            Exercisable                   3,175,000 $   0.51 3,175,000 $   0.51
                                          ========= ======== ========= ========
            Fair Value of Options Granted                            $  716,419
                                                                     ==========

                         Outstanding                              Exercisable
  ----------------------------------------------------- -----------------------------
                                    Weighted
                      Number         Average    Weighted      Number         Weighted
                   Outstanding      Remaining   Average    Exercisable       Average
  Range of   at Sept 30,/March 31, Contractual Exercise at Sept 30,/March 31,Exercise
  Exercise Prices   2007/2007         Life       Price     2007/2007          Price
  --------------- -------------  ------------- -------- -------------       ---------
     $0.21 - 0.14     7,550,000           7.08  $  0.65     3,175,000          $ 0.51
     ------------     ---------           ----  -------     ---------          ------
     $0.21 - 0.14     7,550,000           8.08  $  0.65     3,175,000          $ 0.51
     ============     =========           ====  =======     =========          ======

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                      December 31, 2007 and March 31, 2007

NOTE 5 - OPTIONS AND WARRANTS (Continued)

         WARRANTS
         --------
         A summary of the status of the Company's outstanding warrants as of December 31, 2007 (FY2008) and March 31, 2007 (FY2007) and changes during the six months ended December 31, 2007 and the year ended March 31, 2007 is presented below:



                                             2008          2007
                                 ------------------ ------------------
                                           Weighted           Weighted
                                  Shares   Average   Shares   Average
                                   under   Exercise  under    Exercise
                                  Warrants   Price  Warrants     Price
                                 --------- -------- --------- --------
         Outstanding, beginning
           of year               7,805,000 $   1.22 7,805,000 $   1.22
             Granted                     -        -         -        -
             Expired/Cancelled           -        -         -        -
             Exercised                   -        -         -        -
                                 --------- -------- --------- --------
         Outstanding end of year 7,805,000 $   1.22 7,805,000 $   1.22
                                 ========= ======== ========= ========
             Exercisable         7,805,000  $  1.22 7,805,000 $   1.22
                                 =========  ======= ========= ========

                                 Outstanding                       Exercisable
                    ------------------------------------- ----------------------------
                                    Weighted
                      Number         Average   Weighted        Number         Weighted
                   Outstanding      Remaining   Average      Exercisable      Average
   Range of   at Sept 30/March 31, Contractual Exercise at Sept 30,/March 31, Exercise
   Exercise Prices      2007/2007     Life        Price        2007/2007        Price
   ---------------  ------------- ------------ ---------- ------------------- --------
   $     0.70-5.00      7,805,000         6.89 $0.70-5.00           7,805,000 $   1.22
   ---------------  ------------- ------------ ----------  ------------------ --------
   $     0.70-5.00      7,805,000         7.89 $0.70-5.00           7,805,000 $   1.22
   ===============  ============= ============ ==========  ================== ========

         In December 2005, the Company issued 305,000 warrants in connection with the private placement of its common stock. Accordingly, a compensation expense $92,300 was recorded as per the Black-Scholes calculation and assumes a 10 year maturity, a risk free interest rate of 2.81% and a volatility of 73%.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

         The accompanying balance sheets of Komodo, Inc. at December 31, 2007 and March 31, 2007, related statements of operations and cash flows for the nine months ended December 31, 2007 and 2006, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended December 31, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2008.

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


Results of Operations

Our net loss for the three months ended December 31, 2007 was $22,401, as compared to $191,230 for the same period in 2006. The net loss for 2007 translates into a loss of $0.00 per share compared to a loss of $0.01 per share for the same period in 2006. The decrease in the net loss is partially attributable to a decrease in management fees incurred of $-0- compared to $120,000 in 2006. The balance of our operating expenses were made up primarily of depreciation expense of approximately $12,836 compared to $12,653 in the prior year.

Our net loss for the nine months ended December 31, 2007 was $183,486, as compared to $1,095,016 for the same period in 2006. The net loss for 2007 translates into a loss of $0.01 per share compared to a loss of $0.07 per share for the same period in 2006. The decrease in the net loss is partially attributable to a decrease in management fees incurred of $120,000 compared to $360,000 in 2006 and stock issued for services of $-0- and $245,975 in 2006. The balance of our operating expenses were made up primarily of depreciation expense of approximately $38,510 compared to $37,927 in the prior year.

We recorded no revenues during the quarter ended December 31, 2007. We do not expect to have revenues through out the remainder of fiscal 2007 and we do not anticipate becoming cash flow positive in fiscal 2008.

Liquidity and Capital Resources

We had $608 of cash on hand at December 31, 2007 compared to $687 at March 31, 2007. We used $79 of cash for operations during the nine months ended December 31, 2007 compared to approximately $353,868 for the same period of FYE 2007. The decrease was primarily due to the deferral of management compensation by our management team of $120,000 in 2006. We estimate that we will need approximately $250,000 of additional funds over the next twelve months.

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




                                                   KOMODO, INC.


Date: March 4, 2008                                / s / Gordon Muir
                                                   -----------------------------
                                                   President / Director
                                                   Principal Accounting Officer