Form 10-K
period 2008-03-31
KOMODO INC
filed 2008-08-01
CIK 786129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-K

(Mark One)
 [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2008

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

               Suite 116
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ____


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

The Issuer's revenue for its most recent fiscal year:  nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days.

As of July 28, 2008, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $22,227 based on approximately 11,113,428 shares held by non-affiliates at a price of $0.002.

The number of shares of common stock outstanding as of July 28, 2008 was 25,926,247.

Documents incorporated by reference: A description of "Documents Incorporated by Reference" is contained in Part III, Item 14.

                                  Komodo, Inc.
                            FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------
                                     PART I

Item 1.  Description of Business.....................................       4
Item 2.  Description of Property ....................................       8
Item 3.  Legal Proceedings...........................................       8
Item 4.  Submission of Matters to a Vote of Security Holders.........       8

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters....       8
Item 6.  Management's Discussion and Analysis or Plan of Operations..      10


Item 7.  Financial Statements                                              12
Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................      12
Item 8A. Controls and Procedures ....................................      12
Item 8B. Other Information ..........................................      13

                                    PART III

Item 9.  Directors and Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act...........      13
Item 10. Executive Compensation......................................      14
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters..................      15
Item 12. Certain Relationships and Related Transactions..............      16
Item 14. Exhibits ...................................................      16


         Signatures..................................................      18
         Certifications  ............................................      18

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

From 2001 to March, 2007, Komodo was a development stage software company in the soft launch process of refining a secure email messaging and operating environment that would eliminate viruses, spam, and other potential online threats. From March, 2007 to date the company has not been engaged in any substantive business

EMPLOYEES/CONSULTANTS

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

PRICE RANGE

YEAR ENDED MARCH 31, 2008:                              HIGH     LOW

                    1st Quarter ......................  $ 0.08   $ 0.023
                    2nd Quarter ......................    0.05     0.011
                    3rd Quarter ......................    0.01     0.005
                    4th Quarter ......................    0.01     0.002


YEAR ENDED MARCH 31, 2007:

                    1st Quarter ......................  $ 0.80   $ 0.44
                    2nd Quarter ......................    0.24     0.10
                    3rd Quarter ......................    0.10     0.06
                    4th Quarter ......................    0.06     0.03

                                                          ---------------

As of March 31, 2008 there were 771 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

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

Recent Sales of "Unregistered" Securities
-----------------------------------------
The following unregistered securities have been issued since April 1st, 2007 and are previously disclosed in our quarterly reports on Form 10-QSB's unless otherwise noted:

                                                    Valued
Date         No. of Shares          Title            At               Reason
-----        -------------          ------           ------           --------

None

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS and PLAN OF OPERATION

Results of Operations

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007

     Revenues. We realized our first revenues of $10,724 during the fiscal year ended March 31, 2007. We were unsuccessful in securing additional financing to continue with the beta testing of our products and services and did not record additional revenues in the fiscal year ended March 31, 2008.

     General and administrative expenses. General and administrative expense decreased to $33,124 for the year ended March 31, 2008 from $896,772 for the year ended March 31, 2007. The decrease was primarily due to a reduction in marketing expense and consulting fees which were paid in shares of the Company's common stock as well as in common stock purchase options and warrants. The value of these shares, warrants and options was $881,492 in 2007 compared to $-0- in 2008. We also incurred approximately $231,761 in research and development costs in the year ended March 31, 2007 compared to $-0- in the current year. We incurred these research and development costs as we worked to prepare our product and service for beta testing. Management fees-related parties decreased from $480,000 in 2007 to $-0- in 2008. The contracts with our executive officers were terminated in 2008.

     Losses from Continuing Operations. Losses from continuing operations totaled $1,648,511 for the year ended March 31, 2007 as compared to losses of $170,067, for the year ended March 31, 2008.

     Losses from Discontinued Operations. In 1999 our Board of Directors voted to discontinue the mining operations due to a lack of funding and low precious metal prices. Losses from discontinued operations totaled $10,704,054. During the year ended March 31, 2006, the statute of limitations expired for $205,676 of debts incurred in connection with our discontinued operations. We recorded a gain on discharge of debt as a result of the statute of limitations expiration. For the years ended March 31, 2008 and 2007 we had no gains or losses from discontinued mining operations.

Liquidity and Capital Resources

     During the year ended March 31, 2008 we used cash of $143,376 for our operations compared to $265,434 in the prior year. The decrease was due to our decision to begin the development of our new products and services.

     We also used $-0- and $3,975 of our cash to purchase computer equipment to be used in developing and operating our new products and services, in 2008 and 2007 respectively.

     We raised the cash for these purposes by selling shares of our common stock in private placements. In 2008 we raised $4,991 through these private placements. No commission was paid to the individuals who raised the funds for us compared to $285,000 raised in private placements 2007 for which $16,000 in fees were paid. In 2008, we also received $137,800 in related party loans.

Plan of Operations

     Going Concern Issue. Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependent upon our ability to successfully attain profitable operations or to locate financing for our continued maintenance and operations. We currently do not have an established source of funds sufficient to cover our operating costs and accordingly there is substantial doubt about our ability to continue as a going concern. We are in the process of developing new products and services which we believe will be profitable and allow us to continue as a going concern. The development of these products is expected to require approximately $4,000,000 after which we expect to need approximately $5,000,000 for infrastructure creation and market introduction. We have raised approximately $2,250,000 of these funds through March 31, 2008. We are in the process of seeking the additional capital needed to meet these needs. There is no assurance that such funds will be available to us or that if they are available will be under terms which we can accept.

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

Recent Accounting Pronouncements

During the year ended March 31, 2008, the Company adopted the following accounting pronouncements:

In December 2007, the FASB issued SFAS 160, "Noncontrolling interests in Consolidated Financial Statements - an amendment of ARB No. 51". This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company's financial statements.

In February 2007 , the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

In June 2007, the Financial Accounting Standards Board issued FAS No. 141R, Business Combinations - This Statement implements certain revisions to SFAS 141, including changes to the measurement of purchase consideration, measurement of goodwill, capitalization of in-process research and development, and definition of the acquisition date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The implementation of this pronouncement had no effect on the Company's consolidated financial statements.

ITEM 7.  FINANCIAL STATEMENTS

Financial statements as of and for the fiscal year ended March 31, 2008 have been examined to the extent indicated in their report by Chisholm, Bierwolf & Nilson, LLC, independent certified public accountants, and has been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein under Item 14.

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our executive officers and directors:

Name              Age      Position
Gordon Muir       55       Chief Executive Officer, Chairman of the Board,
                           Director
Penny Perfect*    55       President, Director
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

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2007 and 2008 by the Chief Executive Officer and President. Titles shown on the table are titles held at March 31, 2008. The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We have no long term compensation benefits other than stock options.
                           SUMMARY COMPENSATION TABLE
                Annual Compensation                   Long Term and Other
                -------------------                   Compensation
                                                      -----------------------
                                                      Number of
Name and                                              Securities  All Other
Principal       Fiscal                 Other Annual   Underlying Compensation
Positions       Year   Salary(1)Bonus Compensation(3) Options    (2)
--------------- ------ -------- ----- --------------- ---------- ------------

Gordon J. Muir  2007   $240,000 -----      -----        500,000     -----
Chief Executive 2008   nil
Officer
Penny Perfect   2007   $240,000 -----      -----        500,000
President       2008   nil


         (1) Salaries for 2007 were accrued and paid in shares of the Company's common stock to companies in which the executive officers may have a residual interest. There were no salaries paid or accrued in 2008.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the stock ownership as of March 31, 2008, of: (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock; and (ii) directly or indirectly by each director, by each person who was an executive officer during the fiscal year ending March 31, 2008 and by directors and executive officers as a group:
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

(1) The above noted disclosure should not be construed as an admission that each executive officer or director is the beneficial owner of these shares of common stock and is calculated separately for each person on the basis of the actual number of outstanding shares beneficially owed as of March 31, 2008 and assumes the conversion of preferred shares held by such person (but not by anyone else).
(2) The percentages shown are calculated based upon 25,926,247 shares of common stock outstanding on March 31, 2008 plus that number of preferred shares that may be converted by a particular person or persons, but not anyone else.
(3) Includes direct and indirect ownership and includes 4,375,000 shares to be issued upon the conversion of preferred shares.
(4) Includes direct and indirect ownership and includes 4,375,000 shares to issued upon the conversion of preferred shares.
(5) Includes 8,750,000 shares to be issued upon the conversion of preferred shares.

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

             None

Item 14. Principal Accountant Fees and Services

      The following is a summary of the fees billed to us by Chisholm, Bierwolf & Nilson, LLC, independent certified public accountants, for professional services rendered for the fiscal years ended March 31,2007 and March 31, 2008:

             Fee Category          Fiscal 2008 Fees   Fiscal 2007 Fees
      -------------------------    ----------------   ----------------
      Audit Fees ..............    $7,000.00           $13,250.00
      Audit-Related Fees ......         --                 --
      Tax Fees ................         --                 --
      All Other Fees ..........         --                 --
                                   ----------         ----------
      Total Fees ..............    $7,000.00           $13,250.00

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

                                  KOMODO, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                 C O N T E N T S



Report of Independent Registered Public Accounting Firm.................. 3

Balance Sheets........................................................... 4

Statements of Operations................................................. 5

Statements of Stockholders' Deficit...................................... 6

Statements of Cash Flows................................................ 16

Notes to the Financial Statements....................................... 17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Board of Directors
Komodo, Inc.

We have audited the accompanying balance sheet of Komodo, Inc. (a development stage company), as of March 31, 2008 and 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 2008, 2007 and 2006 and the amounts included in the cumulative column in the statements of operations, stockholders' deficit equity and cash flows for the period from April 1, 2005 through March 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Komodo, Inc. (a development stage company) as of March 31, 2008 and 2007 and the results of operations and cash flows for the years ended March 31, 2008, 2007 and 2006 and the amounts included in the cumulative column in the statements of operations, stockholders' deficit and cash flows for the period from April 1, 2005 through March 31, 2008 in conformity with United States generally accepted accounting principles.

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



CHISHOLM, BIERWOLF & NILSON LLC
Bountiful, Utah
July 28, 2008

                                  KOMODO, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                     ASSETS
                                     ------
                                                       March 31,     March 31,
                                                         2008          2007
                                                    ------------- -------------
CURRENT ASSETS

 Cash and cash equivalents                          $        102  $        687
                                                    ------------  ------------
    Total Current Assets                                     102           687
                                                    ------------  ------------
EQUIPMENT, NET                                                 -       136,943
                                                    ------------  ------------
    TOTAL ASSETS                                    $        102  $    137,630
                                                    ============  ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
CURRENT LIABILITIES

 Accounts payable and accrued expenses              $    71,918   $    182,170

 Related party payable                                   200,695        62,895
                                                    ------------  ------------
    Total Current Liabilities                            272,613       245,065
                                                    ------------  ------------
STOCKHOLDERS' DEFICIT

 Preferred stock; 10,000,000 shares
  authorized at $0.001 par value, 2,000,000
  shares issued and outstanding                            2,000         2,000
 Common stock; 100,000,000 shares
  authorized at $0.001 par value, 25,926,247
  shares issued and outstanding                           25,926        25,926
 Additional paid-in capital                           17,987,173    17,982,182
 Deficit accumulated during the development stage    (18,287,610)  (18,117,543)
                                                    ------------  ------------
    Total Stockholders' Deficit                         (272,511)     (107,435)
                                                    ------------  ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $        102  $    137,630
                                                    ============  ============











   The accompanying notes are an integral part of these financial statements.
                                       4

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                        From Inception on
                                                                          November 10,
                                    For the       For the       For the       1995
                                  Year Ended    Year Ended    Year Ended    Through
                                   March 31,     March 31,     March 31,    March 31,
                                     2008          2007          2006         2008
                                 ------------- ------------ ------------- -------------
REVENUES                         $          -  $    10,724  $          -  $     10,724
COST OF SALES                               -            -             -             -
GROSS MARGIN                                -       10,724             -        10,724
                                 ------------  -----------  ------------  ------------
OPERATING EXPENSES

 Impairment of asset                  136,943            -             -       136,993
 Research and development                   -      231,761       300,379       647,390
 Depreciation and amortization              -       50,702        46,689       290,323
 Management fees-related parties            -      480,000       480,000     1,297,500
 General and administrative            33,124      896,772     1,637,984     5,216,610
                                 ------------  -----------  ------------  ------------
   Total Operating Expenses           170,067    1,659,235     2,465,052     7,588,816
                                 ------------  -----------  ------------  ------------
INCOME FROM OPERATIONS               (170,067)  (1,648,511)   (2,465,052)   (7,578,092)

OTHER INCOME (EXPENSE)

 Interest expense                           -            -             -        (5,464)

   Total Other Income (Expense)             -            -             -        (5,464)

LOSS BEFORE DISCONTINUED OPERATIONS  (170,067)  (1,648,511)   (2,465,052)   (7,583,556)

GAIN (LOSS) FROM DISCONTINUED
  OPERATIONS                                -            -       205,676   (10,704,054)
                                 ------------
NET LOSS                         $   (170,067) $(1,648,511) $ (2,259,376) $(18,287,610)
                                 ============  ===========  ============  ============
BASIC AND DILUTED LOSS PER SHARE $      (0.01) $     (0.08) $      (0.16)
                                 ============  ===========  ============
WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING           25,926,247   21,145,495    14,355,741
                                 ============  ===========  ============









   The accompanying notes are an integral part of these financial statements

                                  KOMODO, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Deficit

                                                                                                     Deficit
                                                                                                   Accumulated
                Preferred Stock    Common  Stock  Additional     Stock                     Other     During the      Total
               ----------------   ---------------   Paid-In   Subscriptions Deferred   Comprehensive Development  Stockholders'
                Shares   Amount   Shares   Amount   Capital    Receivable  Compensation Income(Loss)   Stage        Deficit
               --------- -------- -------  ------ -----------  ----------  ------------ ------------ ------------ ------------
Balance at
November
10, 1995-              -        -       -       -           -  $       -   $         -  $        -   $         -  $         -
 (inception)

Issuance of
common stock
for cash at
$0.00 per share        -        -       -       -           -          -             -           -             -            -

Currency
translation
adjustment             -        -       -       -           -          -        (1,230)          -             -       (1,230)

Net loss for
the year ended
March 31, 1996         -        -       -       -           -          -             -           -      (157,549)    (157,549)
               --------- -------- -------  ------ -----------  ---------   -----------  ----------   -----------  -----------
Balance,
March 31, 1996         -        -       -       -           -          -             -      (1,230)     (157,549)    (158,779)

Issuance of
common stock
for cash at
$28.32 per share       -        -  38,467      39   1,089,448          -             -           -             -    1,089,487

Issuance of
common stock for
services at
$57.08 per share       -        -   1,534       2      87,554          -             -       8,542             -       96,098

Net loss for the
year ended March
31, 1997               -        -       -       -           -          -             -           -      (157,549)    (157,549)
               --------- -------- -------  ------ -----------  ---------   -----------  ----------   -----------  -----------
Balance,
March 31, 1997         -        -  40,001      41   1,177,002          -             -       7,312    (1,545,938)    (361,583)

Recapitalization
(Note 1)               -        - 164,120     164     393,898          -             -           -             -      394,062




   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Deficit

                                                                                                     Deficit
                                                                                                   Accumulated
                Preferred Stock    Common  Stock  Additional     Stock                     Other     During the      Total
               ----------------   ---------------   Paid-In   Subscriptions Deferred   Comprehensive Development  Stockholders'
                Shares   Amount   Shares   Amount   Capital    Receivable  Compensation Income(Loss)   Stage        Deficit
               --------- -------- -------  ------ -----------  ----------  ------------ ------------ ------------ ------------
Issuance of common
stock for cash at
$34.65 per share       -        -  81,435      82   2,822,045   (100,000)            -           -             -    2,722,127

Issuance of common
stock for services
at $26.28 per share    -        -  44,887      45   1,179,581   (154,281)            -           -             -    1,025,345

Issuance of
warrants               -        -       -       -      17,220          -             -           -             -       17,220

Issuance of
common stock for
debt at $19.51
per share              -        -  51,040      51     995,668          -             -           -             -      995,719

Issuance of
common stock for
properties at
$74.99 per share       -        -   7,334       7     549,993          -             -           -             -      550,000

Issuance of
preferred
stock for
services at
$0.18
per share      2,000,000  200,000       -       -     160,000          -             -           -             -      360,000

Currency
translation
adjustment             -        -       -       -           -          -       260,719           -             -      260,719

Net loss for
the year
ended March
31, 1998               -        -       -       -           -          -             -           -    (3,332,577)  (3,332,577)
               ---------  ------- -------  ------ -----------  ---------   -----------  ----------   -----------  -----------
Balance,
March
31, 1998       2,000,000  200,000 388,817     390   7,295,407   (254,281)            -     268,031    (4,878,515)   2,631,032




   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Deficit

                                                                                                     Deficit
                                                                                                   Accumulated
                Preferred Stock    Common  Stock  Additional     Stock                     Other     During the      Total
               ----------------   ---------------   Paid-In   Subscriptions Deferred   Comprehensive Development  Stockholders'
                Shares   Amount   Shares   Amount   Capital    Receivable  Compensation Income(Loss)   Stage        Deficit
               --------- -------- -------  ------ -----------  ----------  ------------ ------------ ------------ ------------
Issuance of
common stock
for cash at
$10.72 per
share                  -        - 114,178     114   1,224,166          -             -           -             -    1,224,280

Issuance of
common stock
for services
at $10.97 per
share                  -        - 136,363     137   1,495,085          -             -           -             -    1,495,222

Receipt of
subscriptions
receivable             -        -       -       -     254,281          -             -           -             -      254,281

Issuance of
common stock
for debt at
$15.00 per
share                  -        -   1,600       2      23,998          -             -           -             -       24,000

Currency
translation
adjustm-nt             -        -       -       -           -          -      (268,031)          -             -     (268,031)

Net loss for
the year
ended March 31,
1999                   -        -       -       -           -          -             -           -    (6,031,215)  (6,031,215)
               ---------  ------- -------  ------ -----------  ---------   -----------  ----------  ------------  -----------
Balance,
March 31,
1999           2,000,000  200,000 640,958     643  10,038,656          -             -           -   (10,909,730)    (670,431)

Issuance of
common stock
for debt at
$5.31 per
share                  -        -  98,160      98     520,848          -             -           -             -      520,946




   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Deficit

                                                                                                     Deficit
                                                                                                   Accumulated
                Preferred Stock    Common  Stock  Additional     Stock                     Other     During the      Total
               ----------------   ---------------   Paid-In   Subscriptions Deferred   Comprehensive Development  Stockholders'
                Shares   Amount   Shares   Amount   Capital    Receivable  Compensation Income(Loss)   Stage        Deficit
               --------- -------- -------  ------ -----------  ----------  ------------ ------------ ------------ ------------
Issuance of
common stock
for cash at
$3.75 per
share                  -   13,334      13  49,987           -          -             -           -             -       50,000

Issuance of
common stock
for services
at $3.48 per
share                  -  158,972     159 553,732           -          -             -           -             -      553,891

Issuance of
common stock
for license
at $3.75 per
share                  -   33,334      33 124,967           -          -             -           -             -      125,000

Cancellation
of common
stock                  -        -    (334)     (1)     (3,749)         -             -           -             -       (3,750)

Change in par
value of
preferred stock        - (198,000)      -       -     198,000          -             -           -             -            -

Net loss for
the year
ended March
31, 2000               -        -       -       -           -          -             -           -      (796,123)    (796,123)
               ---------  ------- -------  ------ ----------- ----------   -----------  ----------  ------------  -----------
Balance,
March 31,
2000           2,000,000  $ 2,000 944,424  $  945 $11,482,441 $        -   $         -  $        -  $(11,705,853) $  (220,467)
               =========  ======= =======  ====== =========== ==========   ===========  ==========  ============  ===========









   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Deficit

                                                                                                     Deficit
                                                                                                   Accumulated
                Preferred Stock    Common Stock  Additional    Stock                     Other     During the      Total
               ----------------   --------------   Paid-In  Subscriptions Deferred   Comprehensive Development  Stockholders'
                Shares   Amount   Shares  Amount   Capital   Receivable  Compensation Income(Loss)   Stage        Deficit
               --------- -------- ------- ------ ----------- ----------  ------------ ------------ ------------ ------------
Balance,
March 31,
2000           2,000,000    2,000 944,424     945  11,482,441          -   $         -           -  $(11,705,853) $  (220,467)

Issuance of
common stock
for services at
$0.60 per share        -        -  13,334      13       7,987          -             -           -             -        8,000

Issuance of
common stock
for cash at
$0.04 per share        -        - 649,233     649      23,697    (24,346)            -           -             -            -

Additional expense
through extension
and revaluation of
warrants               -        -       -       -      51,761          -             -           -             -       51,761

Net loss for the
year ended March
31, 2001               -        -       -       -           -          -             -           -       (75,091)     (75,091)
               ---------  ------- -------  ------ ----------- ----------   -----------  ----------  ------------  -----------
Balance,
March 31,
2001           2,000,000    2,000 1,606,991 1,607  11,565,886    (24,346)            -           -   (11,780,944)    (235,797)

Issuance of
common stock
for cash at
$0.20 per share        -        - 1,206,668 1,207     236,543   (237,750)            -           -             -            -

Payables for
subscriptions
receivable             -        -       -       -           -     11,510             -           -             -       11,510

Receipt of
subscriptions
receivable             -        -       -       -           -      3,575             -           -             -        3,575

Write off of
subscriptions
receivable             -        -       -       -           -        250             -           -             -          250

Issuance of
common stock
for services at
$0.07 per share        -        - 2,271,671 2,272     150,978          -             -           -             -      153,250

Issuance of
common stock
for deferred
services at
$0.07 per share        -        - 1,359,000 1,359     338,391          -      (339,750)          -             -            -

Receipt of
deferred services      -        -       -       -           -          -       110,000           -             -      110,000

Issuance of
common stock
for debt at
$0.02 per share        -        - 469,333     469       8,331          -             -           -             -        8,800

Issuance of
common stock
for technology at
$0.00 per share        -        - 200,000     200        (150)         -             -           -             -           50

Additional expense
through issuance
of warrants            -        -       -       -     428,600          -             -           -             -      428,600

   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Deficit

                                                                                                     Deficit
                                                                                                   Accumulated
                Preferred Stock    Common Stock  Additional    Stock                     Other     During the      Total
               ----------------   --------------   Paid-In  Subscriptions Deferred   Comprehensive Development  Stockholders'
                Shares   Amount   Shares  Amount   Capital   Receivable  Compensation Income(Loss)   Stage        Deficit
               --------- -------- ------- ------ ----------- ----------  ------------ ------------ ------------ ------------

Fractional shares
issued                 -        -   7,937       8          (8)         -             -           -             -            -

Net loss for the
year ended March
31, 2002               -        -       -       -           -          -             -           -      (720,206)    (720,206)

Balance,
March 31,
2002           2,000,000    2,000 7,121,600 7,122  12,728,571   (246,761)     (229,750)          -   (12,501,150     (239,968)

Issuance of
common stock
for services at
$0.60 per share        -        -  20,000      20      11,980          -             -           -             -       12,000

Issuance of
common stock
for services at
$0.21 per share        -        - 400,000     400      83,600          -             -           -             -       84,000

Receipt of
deferred services      -        -       -       -           -          -       229,750           -             -      229,750

Fractional shares
corrected              -        -  (3,140)     (3)          3          -             -           -             -            -

Related party
services received
for stock
subscription
receivable             -        -       -       -           -     10,250             -           -             -       10,250

Net loss for the
year ended March
31, 2003               -        -       -       -           -          -             -           -      (362,640)    (362,640)
               ---------  ------- -------  ------ ----------- ----------   -----------  ----------  ------------  -----------
Balance,
March 31,
2003           2,000,000    2,000 7,538,460 7,539  12,824,154   (236,511)            -           -   (12,863,790)    (266,608)

Additional
expense
through issuance
of options             -        -       -       -      15,750          -             -           -             -       15,750

Issuance of
common stock
for cash at
$0.01 per share        -        - 1,500,000 1,500     148,500   (150,000)            -           -             -            -

Issuance of
common stock
for cash at
$0.50 per share        -        - 450,000     450     224,550          -             -           -             -      225,000

Issuance of
common stock
for cash at
$0.75 per share        -        - 373,333     373     279,626          -             -           -             -      279,999

Debt forgiven
by a shareholder       -        -       -       -      90,705          -             -           -             -       90,705

Receipt of
deferred services      -        -       -       -           -     49,011             -           -             -       49,011

Write off of
subscriptions
receivable             -        -       -       -           -    187,500             -           -             -      187,500

   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Deficit

                                                                                                     Deficit
                                                                                                   Accumulated
                Preferred Stock    Common Stock  Additional    Stock                     Other     During the      Total
               ----------------   --------------   Paid-In  Subscriptions Deferred   Comprehensive Development  Stockholders'
                Shares   Amount   Shares  Amount   Capital   Receivable  Compensation Income(Loss)   Stage        Deficit
               --------- -------- ------- ------ ----------- ----------  ------------ ------------ ------------ ------------

Stock offering costs   -        -       -       -     (55,500)         -             -           -             -      (55,500)

Net loss for
the year ended
March 31, 2004         -        -       -       -           -          -             -           -      (533,608)    (533,608)
               ---------  ------- -------  ------ ----------- ----------   -----------  ----------  ------------  -----------
Balance,
March 31,
2004           2,000,000  $ 2,000 9,861,793 $9,862 $13,527,785 $(150,000)  $         -  $        -  $(13,397,398) $    (7,751)
               =========  ======= =======  ====== =========== ==========   ===========  ==========  ============  ===========

 The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                      Statements of Stockholders' Deficit

                                                                                                     Deficit
                                                                                                   Accumulated
                Preferred Stock    Common Stock  Additional    Stock                     Other     During the      Total
               ----------------   --------------   Paid-In  Subscriptions Deferred   Comprehensive Development  Stockholders'
                Shares   Amount   Shares  Amount   Capital   Receivable  Compensation Income(Loss)   Stage        Deficit
               --------- -------- ------- ------ ----------- ----------  ------------ ------------ ------------ ------------
Balance,
March 31,
2004           2,000,000  $ 2,000 9,861,793 $9,862 $13,527,785 $(150,000)  $         -  $        -  $(13,397,398) $    (7,751)

Issuance of
common stock
for cash at
$1.00 per share        -        - 147,000     147     146,853          -             -           -             -      147,000

Issuance of
common stock
for cash at
$1.50 per share        -        -  35,000      35      52,465          -             -           -             -       52,500

Issuance of
common stock
for cash at
$0.35 per share        -        - 500,000     500     174,500   (175,000)            -           -             -            -

Issuance of
common stock
for cash at
$0.78 per share        -        - 500,000     500     389,500   (390,000)            -           -             -            -

Issuance of
common stock
for services at
$1.10 per share        -        -   5,000       5       5,495          -             -           -             -        5,500

Issuance of
common stock
for cash at
$0.90 per share        -        - 375,000     375     337,125          -             -           -             -      337,500

Issuance of
common stock
for cash at
$1.00 per share        -        -  50,000     50       49,950          -             -           -             -       50,000

Issuance of
common stock
for services at
$0.83 per share        -        - 1,700,000 1,700   1,409,300          -             -           -             -    1,411,000

Issuance of
common stock
for cash at
$0.90 per share        -        - 750,000    750      674,250          -             -           -             -      675,000

Receipt of
subscriptions
receivable             -        -       -      -            -    150,000             -           -             -      150,000

Issuance of
common stock
for cash at
$1.00 per share        -        - 170,000    170      169,830          -             -           -             -      170,000

Stock offering
costs                  -        -       -      -   (1,574,750)         -             -           -             -   (1,574,750)

Net loss for
the year ended
March 31, 2005         -        -       -      -            -          -             -           -      (812,258)    (812,258)
               ---------  ------- -------  ------ ----------- ----------   -----------  ----------  ------------  -----------
Balance,
March 31,
2005           2,000,000    2,000 14,093,793 14,094 15,362,303  (565,000)            -           -   (14,209,656)     603,741

   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Deficit

                                                                                                     Deficit
                                                                                                   Accumulated
                Preferred Stock    Common Stock  Additional    Stock                     Other     During the      Total
               ----------------   --------------   Paid-In  Subscriptions Deferred   Comprehensive Development  Stockholders'
                Shares   Amount   Shares  Amount   Capital   Receivable  Compensation Income(Loss)   Stage        Deficit
               --------- -------- ------- ------ ----------- ----------  ------------ ------------ ------------ ------------

Issuance of
common stock
for cash at
$0.88 per share        -        - 300,000    300      263,700          -             -           -             -      264,000

Issuance of
common stock
for cash at
$1.00 per share        -        -  25,000     25       24,975          -             -           -             -       25,000

Issuance of
common stock
for cash at
$1.00 per share        -        - 320,000    320      319,680    (40,000)            -           -             -      280,000

Issuance of
common stock
for services at
$0.71 per share        -        - 150,000    150      106,350          -             -           -             -      106,500

Additional
expense through
issuance of
warrants and
options                -        -       -      -      808,719          -             -           -             -      808,719

Receipt of
subscriptions
receivable             -        -       -      -            -    109,500             -           -             -      109,500

Stock offering
costs                  -        -       -      -      (23,000)         -             -           -             -      (23,000)

Net loss for
the year ended
March 31, 2006         -        -       -      -            -          -             -           -    (2,259,376) (2,259,376)
               ---------  ------- -------  ------ ----------- ----------   -----------  ----------  ------------  -----------
Balance,
March 31,
2006           2,000,000    2,000 14,888,793 14,889 16,862,727  (495,500)            -           -   (16,469,032)    (84,916)

Issuance of
common stock
for services at
$0.58 per share        -        - 171,000    171       99,009          -             -           -             -       99,180

Issuance of
common stock
for cash at
$0.80 per share        -        -  25,000     25       19,975          -             -           -             -       20,000

Issuance of
common stock
for cash at
$0.75 per share        -        -  13,333     13        9,987          -             -           -             -       10,000

Issuance of
common stock
for cash at
$0.50 per share        -        -  60,000     60       29,940          -             -           -             -       30,000

Issuance of
common stock
for cash at
$0.44 per share        -        -  50,000     50       21,950          -             -           -             -       22,000

   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Deficit

                                                                                                     Deficit
                                                                                                   Accumulated
                Preferred Stock    Common Stock  Additional    Stock                     Other     During the      Total
               ----------------   --------------   Paid-In  Subscriptions Deferred   Comprehensive Development  Stockholders'
                Shares   Amount   Shares  Amount   Capital   Receivable  Compensation Income(Loss)   Stage        Deficit
               --------- -------- ------- ------ ----------- ----------  ------------ ------------ ------------ ------------

Issuance of
common stock
for cash at
$0.75 per share        -        - 313,333    313      234,687          -             -           -             -      235,000

Issuance of
common stock
for cash at
$0.50 per share        -        -  40,000     40       19,960          -             -           -             -       20,000

Issuance of
common stock
for services at
$0.40 per share        -        - 150,000    150       59,850          -             -           -             -       60,000

Issuance of
common stock
for services at
$0.33 per share        -        -  27,500     28        9,047          -             -           -             -        9,075

Issuance of
common stock
for services at
$0.15 per share        -        - 333,334    333       49,667          -             -           -             -       50,000

Issuance of
common stock
for debt at
$0.06 per share        -        - 9,853,954 9,854     581,383          -             -           -             -      591,237

Receipt of
subscriptions
receivable             -        -       -      -            -    495,500             -           -             -      495,500

Stock offering
costs                  -        -       -      -      (16,000)         -             -           -             -      (16,000)

Net loss for
the year ended
March 31, 2007         -        -       -      -            -          -             -           -    (1,648,511)  (1,648,511)

Balance,
March 31,
2007           2,000,000    2,000 25,926,247 25,926 17,982,182         -             -           -   (18,117,543)    (107,435)

Contributed
capital                -        -       -      -        4,991          -             -           -             -        4,991

Net loss for
the year ended
March 31, 2008         -        -       -      -            -          -             -           -      (170,067)    (170,067)
               ---------  ------- -------  ------ ----------- ----------   -----------  ----------  ------------  -----------
Balance,
March 31,
2008           2,000,000  $ 2,000 25,926,247 $25,926 $17,987,173  $    -   $         -  $        -  $(18,287,610) $  (272,511)
               =========  ======= =======  ====== =========== ==========   ===========  ==========  ============  ===========


   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                    For the       For the       For the    From Inception
                                                  Year Ended    Year Ended    Year Ended     Through
                                                   March 31,     March 31,     March 31,     March 31,
                                                     2008          2007          2006          2008
                                                ------------- ------------- -------------- --------------
OPERATING ACTIVITIES

 Net loss                                       $   (170,067) $ (1,648,511) $  (2,259,376) $ (18,287,610)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
    Depreciation and amortization                          -        50,702         46,689        313,806
    Stock issued for services                              -       765,755        106,500      5,240,039
    Stock issued for accounts payable                      -       591,237              -        600,037
    Bad debt expense                                       -             -              -        224,941
    Impairment of assets                             136,943             -              -      4,051,427
    Warrants and options issued for services               -             -        808,719      1,322,050
    Currency translation                                   -             -              -       (168,626)
    Forgiveness of debt by shareholder                     -             -              -         90,705
 Changes in operating assets and liabilities:
    Change in accounts receivable                          -             -         51,559       (213,312)
    Change in prepaid expenses                             -         9,160         60,840        (85,365)
    Change in reserve for discontinued operations          -                     (205,676)        64,042
    Change in accounts payable                         7,838       (33,777)       198,476        438,041
                                                ------------  ------------  -------------  -------------
    Net Cash Used by Operating Activities            (25,286)     (265,434)    (1,192,269)    (6,409,825)
                                                ------------  ------------  -------------  -------------
INVESTING ACTIVITIES

 Purchase of property and equipment                        -        (3,975)       (45,744)    (3,168,281)
    Net Cash Used by Investing Activities                  -        (3,975)       (45,744)    (3,168,281)

FINANCING ACTIVITIES

 Stock offering costs                                      -       (16,000)       (23,000)      (248,249)
 Contributed capital                                   4,991             -              -          4,991
 Proceeds from common stock issued                         -       285,000        678,500      8,392,184
 Proceeds from notes payable                          19,710             -              -      1,429,282
    Net Cash Used by Financing Activities             24,701       269,000        655,500      9,578,208

 NET DECREASE IN CASH                                   (585)         (409)      (582,513)           102
 CASH AT BEGINNING OF PERIOD                             687         1,096        583,609              -
 CASH AT END OF PERIOD                          $        102  $        687  $       1,096  $         102
                                                ============  ============  =============  =============
SUPPLIMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
 CASH PAID FOR:
    Interest                                    $          -  $          -  $           -  $         114
    Income Taxes                                $          -  $          -  $           -  $           -
 NON-CASH FINANCING ACTIVITIES:
    Common stock issued for acquisition         $          -  $          -  $           -  $     394,062
    Common stock issued for debt                $          -  $    591,237  $           -  $   1,810,756
    Common stock issued for assets              $          -  $          -  $           -  $     675,000
    Common stock issued for services            $          -  $    765,755  $     106,500  $   5,240,039

   The accompanying notes are an integral part of these financial statements.
                                       16

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2008 and 2007

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

         The Company is in the development stage and has generated no revenue. It has been funded primarily through stock sales and loans from officers and shareholders. The Company's prospects are subject to the risks, expenses, and uncertainties frequently encountered in the software development industry. During 2007, the Company was unsuccessful in raising additional capital for the development of its software and accordingly closed its office and abandoned its equipment. The Company is currently seeking new business opportunities.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         a. Accounting Method

         The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 year-end.

         b. Basic Loss Per Share

                                   Year Ended
                                 March 31, 2008
             -------------------------------------------------------------------
                   Loss                  Shares                Per Share
                (Numerator)       (Denominator)               Amount
                -----------------     -------------         ------------------
                $        (170,067)           25,926,247     $          (0.01)
                =================     =================     ================

                                   Year Ended
                                 March 31, 2007
                ----------------------------------------------------------------
                   Loss                  Shares                Per Share
                (Numerator)       (Denominator)               Amount
                -----------------     -------------         ------------------
                $       (1,648,511)          21,145,495     $           (0.08)
                ==================    =================     =================

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2008 and 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                   Year Ended
                                 March 31, 2006
                ----------------------------------------------------------------
                   Loss                  Shares                Per Share
                (Numerator)       (Denominator)               Amount
                -----------------     -------------         ------------------
                $       (2,259,376)          14,355,741     $           (0.16)
                ==================    =================     =================

         The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. Common stock equivalents are not included in the computation of basic loss per share because they are anti-dilutive. The Company had 7,550,000 in warrants as common stock equivalents outstanding at March 31, 2008, 2007 and 2006, respectively. The Company also had 1,000,000, 1,805,000 and 2,805,000 in options as common stock equivalents outstanding at March 31, 2008, 2007 and 2006, respectively.

         c. Provision for Taxes
         Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Net deferred tax assets consist of the following components as of March 31, 2008 and 2007:

                                              2008              2007
                                        ---------------   ---------------
         Deferred tax assets
             NOL Carryover              $     2,619,117   $     2,554,152
             Related Party Liabilities                -                 -
         Deferred tax liabilities:
             Depreciation                       (41,076)          (41,076)
         Valuation allowance                 (2,578,041)       (2,513,076)
                                        ---------------   ---------------
         Net deferred tax asset         $             -   $             -
                                        ===============   ===============

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2008 and 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended March 31, 2008, 2007 and 2006 due to the following:

                                        2008         2007         2006    .
                                    ------------ ------------ ------------
         Book loss                  $   (64,965) $  (642,919) $  (881,157)
         Related party services               -      (70,019)      70,019
         Meals and entertainment              -        2,567        3,568
         Stock for services/options           -      537,027      315,401
         Valuation allowance             64,965      173,344      492,169
                                    -----------  -----------  -----------
                                    $         -  $         -  $         -
                                    ===========  ===========  ===========

         At March 31, 2008, the Company had net operating loss carryforwards of approximately $6,773,000 that may be offset against future taxable income from the year 2007 through 2028. No tax benefit has been reported in the March 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2008 and 2007

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

         g. Fair Value of Financial Instruments

         As at March 31, 2008, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

         h. Newly Issued Accounting Pronouncements

         During the year ended March 31, 2008, the Company adopted the following accounting pronouncements:

         In December 2007, the FASB issued SFAS 160, "Noncontrolling interests in Consolidated Financial Statements - an amendment of ARB No. 51". This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company's financial statements.

         In February 2007 , the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement

         h. Newly Issued Accounting Pronouncements (Continued) attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2008 and 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

         In June 2007, the Financial Accounting Standards Board issued FAS No. 141R, Business Combinations - This Statement implements certain revisions to SFAS 141, including changes to the measurement of purchase consideration, measurement of goodwill, capitalization of in-process research and development, and definition of the acquisition date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The implementation of this pronouncement had no effect on the Company's consolidated financial statements.

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

         i. Fixed Assets

         Fixed assets are recorded as cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over their useful lives, primarily 5 years. During the year ended March 31, 2008, the Company recorded an impairment of $136,943 for the remaining book value of the fixed assets due to the abandonment of its offices.

         Depreciation  expense from  continuing  operations  for the years ended
         March  31,   2008,   2007  and  2006  was  $0,   $50,702  and  $46,689,
         respectively.

         j. Concentration of Risk

         Financial instruments which potentially subject the Company to credit risk consist primarily of cash in bank accounts. The Company maintains

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2008 and 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         its cash in a bank deposit account insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company's accounts, at times, may exceed federally insured limits.

         k. Share Based Payments

         The Company has adopted the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards Number 123 (REVISED 2004), "Share-Based Payment" (SFAS 123[R]). In accordance with SFAS 123[R], option expense of $-0-, $756,755 and $915,219 was recognized for the years ended March 31, 2008, 2007 and 2006, respectively. The expense was calculated using the Black-Scholes valuation model.

NOTE 3 - GOING CONCERN

         The Company's financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not an established a reliable source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern which raises substantial doubt about its ability to continue as a going concern. The Company has abandoned the development of its secure e-mail service and is seeking new business opportunities. In the interim the Company's management has committed to meeting its minimal operating costs.

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

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2008 and 2007

NOTE 4 - OPTIONS AND WARRANTS (Continued)

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

         The grantees vested for 25% of the options with additional vesting to be determined by the board of directors. The Company recognized an expense of $406,205 for the value of the options vested using the Black-Scholes formula and assumes a 10 year maturity, a risk free interest rate of 4.54% and a volatility of 60%.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2008 and 2007

NOTE 4 - OPTIONS AND WARRANTS (Continued)

         A summary of the status of the Company's outstanding stock options and warrants as of March 31, 2008 and 2007 and changes during the years ended March 31, 2008 and 2007 is presented below:

         OPTIONS
         -------
                                             2008                2007
                                       ----------------  ------------------
                                                Weighted           Weighted
                                                Average            Average
                                                Exercise           Exercise
                                        Shares   Price     Shares    Price
                                       --------- ------  ---------  -------
         Outstanding, beginning of
          year                         7,550,000 $ 0.65  7,550,000  $  0.65
         Granted                               -      -          -        -
         Expired/Cancelled                     -      -          -        -
         Exercised                             -      -          -        -
                                       --------- ------  ---------  -------
         Outstanding end of year       7,550,000 $ 0.65  7,550,000  $  0.65
                                       ========= ======  =========  =======
         Exercisable                   3,175,000 $ 0.51  3,175,000  $  0.51
                                       ========= ======  =========  =======

                                    Outstanding               Exercisable
                         ------------------------------- --------------------
                           Number    Weighted              Number
                         Outstanding  Average   Weighted Exercisable Weighted
               Range of      at      Remaining  Average     at       Average
              Exercise    March 31, Contractual Exercise March 31,   Exercise
               Prices     2008/2007    Life       Price  2008/2007    Price
           -------------- --------- ----------- -------- ---------  ----------
           $ 0.21 to 1.00 7,550,000        6.65 $   0.65 3,175,000  $     0.51
           ============== ========= =========== ======== =========  ==========
           $ 0.21 to 1.00 7,550,000        7.65 $   0.65 3,175,000  $     0.51
           ============== ========= =========== ======== =========  ==========

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2008 and 2007

NOTE 4 - OPTIONS AND WARRANTS (Continued)
         WARRANTS
         --------
                                             2008                2007
                                       ----------------  ------------------
                                                Weighted           Weighted
                                                Average            Average
                                                Exercise           Exercise
                                        Shares   Price     Shares    Price
                                       --------- ------  ---------  -------
         Outstanding, beginning of
          year                         1,805,000 $ 2.07  2,805,000  $  2.13
         Granted                               -      -          -        -
         Expired/Cancelled              (805,000)  1.50 (1,000,000)    2.13
         Exercised                             -      -          -        -
                                       --------- ------ ----------  -------
         Outstanding end of year       1,000,000 $ 0.77  1,805,000  $  2.07
                                       ========= ====== ==========  =======
         Exercisable                   1,000,000 $ 0.77  1,805,000  $  2.07
                                       ========= ====== ==========  =======

                                 Outstanding               Exercisable
                     ------------------------------- --------------------
                        Number    Weighted                  Number
                     Outstanding  Average     Weighted    Exercisable  Weighted
           Range of      at      Remaining     Average        at        Average
           Exercise    March 31, Contractual   Exercise    March 31,   Exercise
            Prices     2008/2007    Life         Price     2008/2007     Price
        -------------- --------- ----------- ------------- ---------  ----------
        $ 0.77 to 1.50 1,000,000        5.87 $0.77 to 1.50 1,000,000    $ 0.77
        ============== ========= =========== ============= =========    ======
        $ 0.77 to 5.00 1,805,000        6.68 $0.77 to 1.50 1,805,000    $ 2.10
        ============== ========= =========== ============= =========    ======

         In December 2006, the Company issued 305,000 warrants in connection with the private placement of its common stock. Accordingly, a compensation expense $92,300 was recorded as per the Black-Scholes calculation and assumes a 10 year maturity, a risk free interest rate of 2.81% and a volatility of 73%.

NOTE 5 - RELATED PARTIES TRANSACTIONS

         The Company contracts with a Canadian company, Real Time, to pay its expenses in Canada. At March 31, 2008, the Company had a payable to Real Time for funds advanced for costs incurred totaling $73,852. The Company also received a cash advance of $1,100 from a shareholder. The related party payables are non interest bearing, unsecured and due upon demand. The Company owes $125,743 in accrued compensation and expense reimbursements to its management. During the year ended March 31, 2008, shareholders of the Company contributed $4,991 to capital.

                                  KOMODO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2008 and 2007

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

                                                  KOMODO, INC.


Dated:  July 31, 2008                             By: /s/Gordon Muir
                                                  ------------------
                                                  Gordon Muir
                                                  President

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.


   Signature                   Title                        Date


/s/ Gordon Muir              Director                   July 31,2008
------------------           Chief Executive Officer and
Gordon J. Muir               Principal Financial Officer

/s/ Penny Perfect            Director                   July 31,2008
-------------------          President
Penny Perfect



Certifications
--------------