Form 10-Q
period 2008-06-30
KOMODO INC
filed 2008-08-15
CIK 786129

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

                  For quarterly period ended: June 30, 2008; or

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

State the number of shares outstanding of the issuer's common equity: $0.001 par value, as of June 30, 2008, was 25,926,247.

              Transitional Small Business Disclosure Format.    Yes       No  X
                                                                    ---      ---

                              Report on Form 10-QSB

                     For the Six Months Ended June 30, 2008

                                      INDEX

                                                                           Page
                                                                           ----
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)........................3

                      Balance Sheets .........................................4
                      Statements of Operations ...............................5
                      Statements of Cash Flows.............................9-10
                      Notes to the Financial Statements ..................11-14

         Item 2.      Management's Discussion and Analysis  .................15
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

         Item 4.      Submission of Matters to a Vote of Security Holders ...17

         Item 5.      Other Information .....................................17

         Item 6.      Exhibits and Reports on Form 8-K ......................17

                      Signatures.............................................18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying balance sheets of Komodo, Inc. at June 30, 2008 and March 31, 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months ending June 30, 2008 and 2007, have been prepared by our management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2009.











                                  KOMODO, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                        June 30, 2008 and March 31, 2008

                                  KOMODO, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                       June 30,     March 31,
                                                         2008         2008
                                                    ------------- -------------
                                                     (unaudited)
CURRENT ASSETS

 Cash and cash equivalents                          $         84  $        102
                                                    ------------  ------------
     Total Current Assets                                     84           102
                                                    ------------  ------------
EQUIPMENT, NET                                                 -             -
                                                    ------------  ------------
     TOTAL ASSETS                                   $         84  $        102
                                                    ============  ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
CURRENT LIABILITIES

 Accounts payable and accrued expenses              $     72,258  $     71,918
 Related party payable                                   200,695       200,695
                                                    ------------  ------------
     Total Current Liabilities                           272,953       272,613
                                                    ------------  ------------
STOCKHOLDERS' DEFICIT

 Preferred stock; 10,000,000 shares
  authorized at $0.001 par value,
  2,000,000 shares issued and outstanding                  2,000         2,000
 Common stock; 100,000,000 shares authorized
  at $0.001 par value, 25,926,247 shares
  issued and outstanding                                  25,926        25,926
 Additional paid-in capital                           17,987,173    17,987,173
 Deficit accumulated during the development stage    (18,287,968)  (18,287,610)
                                                    ------------  ------------
     Total Stockholders' Deficit                        (272,869)     (272,511)
                                                    ------------  ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $         84  $        102
                                                    ============  ============









   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (unaudited)
                                                                      From
                                                                   Inception on
                                          For           For        November 10,
                                       the Three     the Three       1995
                                      Months Ended  Months Ended    Through
                                          June 30,     June 30,     June 30,
                                           2008          2007         2008
                                      ------------- ------------- -------------
REVENUES                              $          -  $          -  $     10,724

COST OF SALES                                    -             -             -
                                      ------------  ------------  ------------
GROSS MARGIN                                     -             -        10,724

OPERATING EXPENSES

 Impairment of asset                             -             -       136,993
 Research and development                        -             -       647,390
 Depreciation and amortization                   -        12,837       290,323
 Management fees-related parties                 -       120,000     1,297,500
 General and administrative                    358        11,313     5,216,968
                                      ------------    ----------  ------------
    Total Operating Expenses                   358       144,150     7,589,174
                                      ------------    ----------  ------------
INCOME FROM OPERATIONS                        (358)     (144,150)   (7,578,450)

OTHER INCOME (EXPENSE)

 Interest expense                                -             -        (5,464)
                                      ------------    ----------  ------------
    Total Other Income (Expense)                 -             -        (5,464)
                                      ------------    ----------  ------------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                         (358)     (144,150)   (7,583,914)

INCOME TAX EXPENSE                               -             -             -
                                      ------------    ----------  ------------
LOSS FROM CONTINUING OPERATIONS               (358)     (144,150)   (7,583,914)
GAIN (LOSS) FROM DISCONTINUED

  OPERATIONS                                     -             -   (10,704,054)
                                      ------------    ----------  ------------
NET LOSS                              $       (358)   $ (144,150) $(18,287,968)
                                      ============    ==========  ============
BASIC  AND DILUTED LOSS PER SHARE     $      (0.00)   $    (0.01)
                                      ============    ==========
WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                25,926,247    25,926,247
                                      ============    ==========


    The accompanying notes are an integral part of these financial statements

                                  KOMODO, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Deficit

                                                                                                     Deficit
                                                                                                    Accumulated
                Preferred Stock    Common  Stock  Additional     Stock                     Other     During the      Total
               ----------------   ---------------   Paid-In   Subscriptions Deferred   Comprehensive Development  Stockholders'
                Shares   Amount   Shares   Amount   Capital    Receivable  Compensation Income(Loss)   Stage        Deficit
               --------- -------- -------  ------ -----------  ----------  ------------ ------------ ------------ ------------
Balance at
November 10,
1995                   - $      -       -  $    - $        -   $       -   $         -  $         -  $         -  $         -
(inception)

Issuance of
common stock
for cash at
$0.00 per
share                  -        -       -       -          -           -             -            -            -            -

Currency
translation
adjustment             -        -       -       -          -           -             -       (1,230)           -       (1,230)

Net loss for
the year
ended March
31, 1996               -        -       -       -          -           -             -            -     (157,549)    (157,549)
               --------- -------- -------  ------ ----------   ---------   -----------  -----------  -----------  -----------
Balance,
March 31,
1996                   -        -       -       -          -           -             -       (1,230)    (157,549)    (158,779)

Issuance of
common stock
for cash at
$28.32 per
share                  -        -  38,467      39  1,089,448           -             -            -            -    1,089,487

Issuance of
common stock
for services
at $57.08 per
share                  -        -   1,534       2     87,554           -             -        8,542            -       96,098

Net loss for
the year
ended March
31, 1997               -        -       -       -          -           -             -            -     (157,549)    (157,549)
               --------- -------- -------  ------ ----------   ---------   -----------  -----------  -----------  -----------
Balance,
March 31, 1997         -        -  40,001      41  1,177,002           -             -        7,312   (1,545,938)    (361,583)

Recapitalization
(Note 1)               -        - 164,120     164    393,898           -             -            -            -      394,062

Issuance of
common stock
for cash at
$34.65 per
share                  -        -  81,435      82  2,822,045    (100,000)            -            -            -    2,722,127

Issuance of
common stock
for services
at $26.28 per
share                  -        -  44,887      45  1,179,581    (154,281)            -            -            -    1,025,345


Issuance of
warrants               -        -       -       -     17,220           -             -            -            -       17,220

Issuance of
common stock
for debt at
$19.51 per
share                  -        -  51,040      51    995,668           -             -            -            -      995,719

Issuance of
common stock
for
properties
at $74.99
per share              -        -   7,334       7    549,993           -             -            -            -      550,000

Issuance of
preferred
stock for
services at
$0.18 per
share          2,000,000  200,000       -       -    160,000           -             -            -            -      360,000

Currency
translation
adjustment             -        -       -       -          -           -             -      260,719            -      260,719

Net loss
for the year
ended March
31, 1998               -        -       -       -          -           -             -            -   (3,332,577)  (3,332,577)
               --------- -------- -------  ------ ----------   ---------   -----------  -----------  -----------  -----------
Balance,
March 31,
1998           2,000,000  200,000 388,817     390  7,295,407    (254,281)            -      268,031   (4,878,515)   2,631,032

Issuance of
common stock
for cash at
$10.72 per
share                  -        - 114,178     114  1,224,166           -             -            -            -    1,224,280

Issuance of
common stock
for services
at $10.97 per
share                  -        - 136,363     137  1,495,085           -             -            -            -    1,495,222

Receipt of
subscriptions
receivable             -        -       -       -          -     254,281             -            -            -      254,281

Issuance of
common stock
for debt at
$15.00 per
share                  -        -   1,600       2     23,998           -             -            -            -       24,000

Currency
translation
adjustment             -        -       -       -          -           -             -     (268,031)           -     (268,031)

Net loss for
the year
ended March
31, 1999               -        -       -       -          -           -             -            -   (6,031,215)  (6,031,215)
               --------- -------- -------  ------ ----------   ---------   -----------  -----------  -----------  -----------
Balance,
March 31,1999  2,000,000  200,000 640,958     643 10,038,656           -             -            -  (10,909,730)    (670,431)

Issuance of
common stock
for debt at
$5.31 per
share                  -        -  98,160      98    520,848           -             -            -            -      520,946

Issuance of
common stock
for cash at
$3.75 per
share                  -        -  13,334      13     49,987           -             -            -            -       50,000

Issuance of
common stock
for services
at $3.48 per
share                  -        - 158,972     159    553,732           -             -            -            -      553,891

Issuance of
common stock
for license
at $3.75 per
share                  -        -  33,334      33    124,967           -             -            -            -      125,000

Cancellation
of common
stock                  -        -    (334)     (1)    (3,749)          -             -            -            -       (3,750)

Change in par
value of
preferred stock        - (198,000)      -       -    198,000           -             -            -            -            -

Net loss for
the year
ended March 31,
2000                   -        -       -       -           -          -             -            -      (796,123)   (796,123)
               --------- -------- -------  ------ -----------  ---------   -----------  -----------  ------------  ----------
Balance,
March 31, 2000 2,000,000 $  2,000 944,424  $  945 $11,482,441  $       -   $         -  $         -  $(11,705,853) $ (220,467)
               ========= ======== =======  ====== ===========  =========   ===========  ===========  ============  ==========


The accompanying notes are an integral part of these financial statements.
                                        6

                                  KOMODO, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Deficit

                                                                                                     Deficit
                                                                                                    Accumulated
                Preferred Stock     Common Stock     Additional     Stock                     Other     During the      Total
               -----------------  -----------------   Paid-In   Subscriptions Deferred   Comprehensive Development  Stockholders'
                Shares    Amount   Shares   Amount   Capital    Receivable  Compensation Income(Loss)     Stage        Deficit
               --------- -------- --------- ------ -----------  ----------  ------------ ------------ ------------- ------------
Balance at
March 31, 2000 2,000,000 $  2,000   944,424 $  945 $11,482,441  $       -   $         -  $         -  $(11,705,853) $  (220,467)

Issuance of
common stock
for services
at $0.60 per
share                  -        -    13,334     13       7,987          -             -            -             -        8,000

Issuance of
common stock
for cash at
$0.04 per
share                  -        -   649,233    649      23,697    (24,346)            -            -             -            -

Additional
expense
through
extension
and
revaluation
of warrants            -        -         -      -      51,761          -             -            -             -       51,761

Net loss for
the year
ended March
31, 2001               -        -         -      -           -          -             -            -       (75,091)     (75,091)
               --------- -------- --------- ------ -----------  ---------   -----------  -----------  ------------  -----------
Balance,
March 31, 2001 2,000,000    2,000 1,606,991  1,607  11,565,886    (24,346)            -            -   (11,780,944)    (235,797)

Issuance of
common stock
for cash at
$0.20 per
share                  -        - 1,206,668  1,207     236,543   (237,750)            -            -             -            -

Payables for
subscriptions
receivable             -        -         -      -           -     11,510             -            -             -       11,510

Receipt of
subscriptions
receivable             -        -         -      -           -      3,575             -            -             -        3,575

Write off of
subscriptions
receivable             -        -         -      -           -        250             -            -             -          250

Issuance of
common stock
for services
at $0.07 per
share                  -        - 2,271,671  2,272     150,978          -             -            -             -      153,250

Issuance of
common stock
for deferred
services at
$0.07 per
share                  -        - 1,359,000  1,359     338,391          -      (339,750)           -             -            -

Receipt of
deferred
services               -        -         -      -           -          -       110,000            -             -      110,000

Issuance of
common stock
for debt at
$0.02 per
share                  -        -   469,333    469       8,331          -             -            -             -        8,800

Issuance of
common stock
for technology
at $0.00 per
share                  -        -   200,000    200        (150)         -             -            -             -           50

Additional
expense
through
issuance of
warrants               -        -         -      -     428,600          -             -            -             -      428,600


Fractional
shares
issued                 -        -     7,937      8          (8)         -             -            -             -            -

Net loss for
the year
ended March
31, 2002               -        -         -      -           -          -             -            -      (720,206)    (720,206)
               --------- -------- --------- ------ -----------  ---------   -----------  -----------  ------------  -----------
Balance,
March 31, 2002 2,000,000    2,000 7,121,600  7,122  12,728,571   (246,761)    (229,750)          -    (12,501,150)    (239,968)

Issuance of
common stock
for services
at $0.60 per
share                  -        -    20,000     20      11,980          -            -           -              -       12,000

Issuance of
common stock
for services
at $0.21 per
share                  -        -   400,000    400      83,600          -            -           -              -       84,000

Receipt of
deferred
services               -        -         -      -           -          -      229,750           -              -      229,750

Fractional
shares
corrected              -        -    (3,140)    (3)          3          -            -           -              -            -

Related party
services
received for
stock
subscription
receivable             -        -         -      -           -     10,250            -           -              -       10,250

Net loss for
the year
ended March
31, 2003               -        -         -      -           -          -            -           -       (362,640)    (362,640)
               --------- -------- --------- ------ ----------- ----------   ----------   ---------  -------------  -----------
Balance,
March 31, 2003 2,000,000    2,000 7,538,460  7,539  12,824,154  (236,511)           -           -    (12,863,790)    (266,608)

Additional
expense
through
issuance of
options                -        -         -      -      15,750         -            -           -              -       15,750

Issuance of
common stock
for cash at
$0.01 per
share                  -        - 1,500,000  1,500     148,500  (150,000)           -           -              -            -

Issuance of
common stock
for cash at
$0.50 per
share                  -        -   450,000    450     224,550         -            -           -              -      225,000

Issuance of
common stock
for cash at
$0.75 per
share                  -        -   373,333    373     279,626         -            -           -              -      279,999

Debt forgiven
by a shareholder       -        -         -      -      90,705         -            -           -              -       90,705

Receipt of
deferred
services               -        -         -      -           -    49,011            -           -              -       49,011

Write off of
subscriptions
receivable             -        -         -      -           -   187,500            -           -              -      187,500

Stock
offering
costs                  -        -         -      -     (55,500)        -            -           -              -      (55,500)

Net loss for
the year
ended March
31, 2004               -        -         -      -           -         -            -           -       (533,608)    (533,608)
               --------- -------- --------- ------ ----------- ---------    ---------    --------   ------------   ----------
Balance,
March 31, 2004 2,000,000 $  2,000 9,861,793 $9,862 $13,527,785 $(150,000)   $       -    $      -   $(13,397,398)  $    7,751
               ========= ======== ========= ====== =========== =========    =========    ========   ============   ==========



   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Deficit

                                                                                                       Deficit
                                                                                                      Accumulated
                Preferred Stock       Common  Stock  Additional      Stock                    Other     During the      Total
               ----------------   ------------------   Paid-In   Subscriptions Deferred   Comprehensive Development  Stockholders'
                Shares   Amount      Shares   Amount   Capital    Receivable  Compensation Income(Loss)   Stage        Deficit
               --------- -------- ----------  ------ -----------  ----------  ------------ ------------ ------------- ------------
Balance at
March 31, 2004 2,000,000 $  2,000  9,861,793  $9,862 $13,527,785  $(150,000)  $         -  $         -  $(13,397,398) $    (7,751)

Issuance of
common stock
for cash at
$1.00 per
share                  -        -    147,000     147     146,853          -             -            -             -       147,000

Issuance of
common stock
for cash at
$1.50 per
share                  -        -     35,000      35      52,465          -             -            -             -        52,500

Issuance of
common stock
for cash at
$0.35 per
share                  -        -    500,000     500     174,500   (175,000)            -            -             -             -

Issuance of
common stock
for cash at
$0.78 per
share                  -        -    500,000     500     389,500   (390,000)            -            -             -             -

Issuance of
common stock
for services
at $1.10 per
share                  -        -      5,000       5       5,495          -             -            -             -         5,500

Issuance of
common stock
for cash at
$0.90 per
share                  -        -    375,000     375     337,125          -             -            -             -       337,500

Issuance of
common stock
for cash at
$1.00 per
share                  -        -     50,000      50      49,950          -             -            -             -        50,000

Issuance of
common stock
for services
at $0.83 per
share                  -        -  1,700,000   1,700   1,409,300           -            -            -             -     1,411,000

Issuance of
common stock
for cash at
$0.90 per
share                  -        -    750,000     750     674,250          -             -            -             -       675,000

Receipt of
subscriptions
receivable             -        -          -       -           -    150,000             -            -             -       150,000

Issuance of
common stock
for cash at
$1.00 per
share                  -        -    170,000     170     169,830          -             -            -             -       170,000

Stock
offering
costs                  -        -          -       -  (1,574,750)         -             -            -             -    (1,574,750)

Net loss for
the year
ended March
31, 2005               -        -          -       -           -           -            -            -       (812,258)    (812,258)
               --------- -------- ---------- ------- -----------  ----------  -----------  -----------  ------------   -----------
Balance,
March 31, 2005 2,000,000    2,000 14,093,793 $14,094  15,362,303    (565,000)           -            -   (14,209,656)      603,741

Issuance of
common stock
for cash at
$0.88 per
share                  -        -    300,000     300     263,700           -            -            -             -       264,000

Issuance of
common stock
for cash at
$1.00 per
share                  -        -     25,000      25      24,975           -            -            -             -        25,000

Issuance of
common stock
for cash at
$1.00 per
share                  -        -    320,000     320     319,680     (40,000)           -            -             -       280,000

Issuance of
common stock
for services
at $0.71 per
share                  -        -    150,000     150     106,350           -            -            -             -       106,500

Additional
expense
through
issuance of
warrants and
options                -        -          -       -     808,719           -            -            -             -       808,719

Receipt of
subscriptions
receivable             -        -          -       -           -     109,500            -            -             -       109,500

Stock
offering
costs                  -        -          -       -     (23,000)          -            -            -             -       (23,000)

Net loss for
the year
ended March
31, 2006               -        -          -       -           -           -            -            -    (2,259,376)   (2,259,376)
               --------- -------- ---------- ------- -----------  ----------  -----------  -----------  ------------   -----------
Balance,
March 31, 2006 2,000,000    2,000 14,888,793  14,889  16,862,727    (495,500)           -            -   (16,469,032)      (84,916)

Issuance of
common stock
for services
at $0.58 per
share                  -        -    171,000     171      99,009           -            -            -             -        99,180

Issuance of
common stock
for cash at
$0.80 per
share                  -        -     25,000      25      19,975           -            -            -             -        20,000

Issuance of
common stock
for cash at
$0.75 per
share                  -        -     13,333      13       9,987           -            -            -             -        10,000

Issuance of
common stock
for services
at $0.50 per
share                  -        -     60,000      60      29,940           -            -            -             -        30,000

Issuance of
common stock
for services
at $0.44 per
share                  -        -     50,000      50      21,950           -            -            -             -        22,000

Issuance of
common stock
for cash at
$0.75 per
share                  -        -    313,333     313     234,687           -            -            -             -       235,000

Issuance of
common stock
for cash at
$0.50 per
share                  -        -     40,000      40      19,960           -            -            -             -        20,000

Issuance of
common stock
for services
at $0.40 per
share                  -        -    150,000     150      59,850           -            -            -             -        60,000

Issuance of
common stock
for services
at $0.33 per
share                  -        -     27,500      28       9,047           -            -            -             -         9,075

Issuance of
common stock
for services
at $0.15 per
share                  -        -    333,334     333      49,667           -            -            -             -        50,000

Issuance of
common stock
for debt at
$0.06 per
share                  -        -  9,853,954   9,854     581,383           -            -            -             -       591,237

Receipt of
subscriptions
receivable             -        -          -       -           -     495,500            -            -             -       495,500

Stock
offering
costs                  -        -          -       -     (16,000)          -            -            -             -       (16,000)

Net loss
for the year
ended March
31, 2007               -        -          -       -           -            -            -             -   (1,648,511)  (1,648,511)
               --------- -------- ---------- -------- -----------  ----------  -----------  -----------  ------------   ----------
Balance,
March 31, 2007 2,000,000    2,000 25,926,247   25,926  17,982,182           -            -            -   (18,117,543)    (107,435)

Contributed
capital                -        -          -        -       4,991           -            -            -             -        4,991

Net loss
for the year
ended March
31, 2008               -        -          -        -           -           -            -            -      (170,067)    (170,067)
               --------- -------- ----------  ------- -----------  ----------  -----------  -----------  ------------   ----------
Balance,
March 31, 2008 2,000,000    2,000 25,926,247   25,926  17,987,173           -            -            -   (18,287,610)    (272,511)

Net loss for
the three months
ended June 30,
2008 (unaudited)       -        -          -        -           -           -            -            -          (358)        (358)
               --------- -------- ----------  ------- -----------  ----------  -----------  -----------  ------------   ----------
Balance,
June 30, 2008
(unaudited)    2,000,000 $  2,000 25,926,247  $25,926 $17,987,173  $        -  $         -  $         -  $(18,287,968)  $ (272,869)
               ========= ======== ==========  ======= ===========  ==========  ===========  ===========  ============   ==========


   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)
                                                                    From
                                    For the Three For the Three  Inception
                                     Months Ended Months Ended    Through
                                       June 30,      June 30,     June 30,
                                         2008         2007          2008
OPERATING ACTIVITIES                 ------------ ------------ -------------
 Net loss                            $      (358) $  (144,150) $(18,287,968)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
   Depreciation and amortization               -       12,837       313,806
   Stock issued for services                   -            -     5,240,039
   Stock issued for accounts payable           -            -       600,037
   Bad debt expense                            -            -       224,941
   Impairment of assets                        -            -     4,051,427
   Warrants and options issued
    for services                               -            -     1,322,050
   Currency translation                        -            -      (168,626)
   Forgiveness of debt by shareholder          -            -        90,705
 Changes in operating assets and
    liabilities:
   Change in accounts receivable               -            -      (213,312)
   Change in prepaid expenses                  -            -       (85,365)
   Change in reserve for
    discontinued operations                    -                     64,042
   Change in accounts payable                340      123,144       438,381
                                     -----------  -----------  ------------
       Net Cash Used by
         Operating Activities                (18)      (8,169)   (6,409,843)
                                     -----------  -----------  ------------
INVESTING ACTIVITIES
   Purchase of property and equipment          -            -    (3,168,281)
                                     -----------  -----------  ------------
       Net Cash Used by
           Investing Activities                -            -    (3,168,281)
                                     -----------  -----------  ------------
FINANCING ACTIVITIES
   Stock offering costs                        -            -      (248,249)
   Contributed capital                         -            -         4,991
   Proceeds from common stock issued           -            -     8,392,184
   Proceeds from related parties               -        7,866     1,429,282
                                     -----------  -----------  ------------
       Net Cash Used by
           Financing Activities                -        7,866     9,578,208
                                     -----------  -----------  ------------
       NET DECREASE IN CASH                  (18)        (303)           84

       CASH AT BEGINNING OF PERIOD           102          687             -
                                     -----------  -----------  ------------
       CASH AT END OF PERIOD         $        84  $       384  $         84
                                     ===========  ===========  ============

   The accompanying notes are an integral part of these financial statements.
                                        9

                                  KOMODO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)
                                   (continued)

                                                                    From
                                    For the Three For the Three  Inception
                                     Months Ended Months Ended    Through
                                       June 30,      June 30,     June 30,
                                         2008         2007          2008
                                     ------------ ------------ -------------

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
  CASH PAID FOR:
       Interest                      $         -  $         -  $        114
       Income Taxes                  $         -  $         -  $          -

  NON-CASH FINANCING ACTIVITIES:

   Common stock issued for
       acquisition                   $         -  $         -  $    394,062
   Common stock issued for debt      $         -  $         -  $  1,810,756
   Common stock issued for assets    $         -  $         -  $    675,000
   Common stock issued for services  $         -  $         -  $  5,240,039




























   The accompanying notes are an integral part of these financial statements.

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                        June 30, 2008 and March 31, 2008

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2008 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

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

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                        June 30, 2008 and March 31, 2008

NOTE 4 - RELATED PARTY TRANSACTIONS

         As of June 30, 2008, the Company owed related parties $200,695 for amounts advanced to the Company to cover operating expenses and for accrued salaries.

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

         On November 11, 2005, the Company established the 2005 Stock Option Plan (the plan) to promote the interests of the Company. The board of directors of the Company has sole and complete authority to determine the employees and/or consultants to whom options shall be granted, the number of options in each grant and any additional conditions and limitations. The total number of shares of common stock subject to

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                        June 30, 2008 and March 31, 2008

NOTE 5 - OPTIONS AND WARRANTS (Continued)

         OPTIONS (Continued)
         ------------------
         outstanding options shall be 2,200,000 shares. The exercise price is $0.72 per share. On the same date the 2,200,000 options were granted to various consultants. The grantees were vested for 25% of the options with additional vesting to be determined by the board of directors. The Company recognized an expense of $310,214 for the value of warrants vested using the Black-Scholes formula and assumes a 10 year maturity, a risk free interest rate of 2.81% and a volatility of 73%.

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

         A summary of the status of the Company's outstanding stock options as of June 30, 2008 (FY2009) and March 31, 2008 (FY2008) and changes during the three months ended June 30, 2007 and the year ended March 31, 2008 is presented below:

                                             2009                2008
                                       ----------------  ------------------
                                                Weighted           Weighted
                                       Shares   Average   Shares    Average
                                        under   Exercise   under   Exercise
                                       Options    Price   Options    Price
                                       --------- ------  --------- --------
         Outstanding, beginning of
           year                        7,550,000 $ 0.65  7,550,000 $   0.65
          Granted                              -      -          -        -
          Expired/Cancelled                    -      -          -        -
          Exercised                            -      -          -        -
                                       --------- ------  --------- --------
         Outstanding, end of year      7,550,000 $ 0.65  7,550,000 $   0.65
                                       ========= ======  ========= ========
         Exercisable                   3,175,000 $ 0.51  3,175,000 $   0.51
                                       ========= ======  ========= ========

                                  KOMODO, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                        June 30, 2007 and March 31, 2007

NOTE 5 - OPTIONS AND WARRANTS (Continued)

         OPTIONS (Continued)
         ------------------
                                    Outstanding               Exercisable
                         ------------------------------- --------------------
                           Number    Weighted              Number
                         Outstanding  Average   Weighted Exercisable Weighted
              Range of   at June 30/  Remaining  Average atJune 30/   Average
              Exercise    March 31, Contractual Exercise March 31,   Exercise
               Prices     2008/2008    Life       Price  2008/2008    Price
           -------------- --------- ----------- -------- ---------  ----------
           $ 0.21 to 1.00 7,550,000        6.40 $   0.65 3,175,000  $     0.51
           ============== ========= =========== ======== =========  ==========
           $ 0.21 to 1.00 7,550,000        6.40 $   0.65 3,175,000  $     0.51
           ============== ========= =========== ======== =========  ==========

         WARRANTS
         --------
         A summary of the status of the Company's outstanding warrants as of June 30, 2008 (FY2009) and March 31, 2008 (FY2008) and changes during the three months ended June 30, 2008 and the year ended March 31, 2008 is presented below:
                                             2009                2008
                                       ----------------  ------------------
                                                Weighted           Weighted
                                       Shares   Average   Shares    Average
                                        under   Exercise   under   Exercise
                                       Options    Price   Options    Price
                                       --------- ------  --------- --------
         Outstanding, beginning of
            year                       1,000,000 $ 0.77  1,805,000 $   2.07
           Granted                             -      -          -        -
           Expired/Cancelled                   -      -   (805,000)    1.50
           Exercised                           -      -          -        -
                                       --------- ------  --------- --------
         Outstanding end of year       1,000,000 $ 0.77  1,000,000 $   0.77
                                       ========= ======  ========= ========
         Exercisable                   1,000,000 $ 0.77  1,000,000 $   0.77
                                       ========= ======  ========= ========
                                    Outstanding               Exercisable
                         ------------------------------- --------------------
                           Number    Weighted               Number
                         Outstanding  Average   Weighted  Exercisable  Weighted
              Range of   at June 30/  Remaining  Average  atJune 30/   Average
              Exercise    March 31, Contractual Exercise   March 31,   Exercise
               Prices     2008/2008    Life       Price    2008/2008    Price
           -------------- --------- ----------- ---------- --------- ----------
           $    0.77-1.50 1,000,000        5.62 $0.77-1.50 1,000,000 $     0.77
           -------------- --------- ----------- ---------- --------- ----------
           $    0.77-1.50 1,000,000        5.87 $0.77-1.50 1,000,000 $     0.77
           ============== ========= =========== ========== ========= ==========
                                       14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

         The accompanying balance sheets of Komodo, Inc. at June 30, 2008 and March 31, 2008, related statements of operations and cash flows for the three months ended June 30, 2008 and 2007, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2009.

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

Other than seeking and investigating potential capital raising activities the Company has had no material business operations for the past twelve months. The Company has limited assets and conducts no material business, management anticipates that both a financing or an acquisition would require it to issue shares of its common stock. This would result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

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

Results of Operations

Our net loss for the three months ended June 30, 2008 was $358 as compared to $144,150 for the same period in 2007. The net loss for 2008 translates into a loss of $0.00 per share compared to a loss of $0.01 per share for the same period in 2007. The decrease in the net loss is partially attributable to a one time impairment of assets recorded in 2007 of $136,943 and the termination of management fees of $120,000. The balance of our operating expenses were made up primarily of office expenses of $358 compared to $11,313 in the prior year.

We recorded no revenues during the quarter ended June 30, 2008. We do not expect to have revenues through out the remainder of fiscal 2009 and we do not anticipate becoming cash flow positive in fiscal 2009.

Liquidity and Capital Resources

We had $84 of cash on hand at June 30, 2008 compared to $102 at March 31, 2008. We used $18 of cash for operations during the three months ended June 30, 2008 compared to approximately $18 for the same period of FYE 2008. We estimate that we will need approximately $250,000 of additional funds over the next twelve months.

We estimate that existing sources of liquidity and the funds provided by anticipated capital activity will not satisfy our projected working capital requirements through fiscal 2009. Our ability to maintain sufficient liquidity through fiscal 2009 is dependent on our raising additional capital and such capital may not be available on acceptable terms, if at all. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail operations significantly or to seek funds through arrangements with strategic partners, existing investors or other parties.

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




                                                         KOMODO, INC.


Date: August 14, 2008                              / s / Gordon Muir
                                                   -----------------------------
                                                   President / Director
                                                   Principal Accounting Officer